Form 10-Q
period 1999-03-31
MULTEX COM INC
filed 1999-05-14
CIK 1061310

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ending March 31, 1999

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


  For the transition period from ____________________ to ____________________

                            Commission file number:


                                MULTEX.COM, INC.
       ----------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

       DELAWARE                     7375                    22-3253344
-----------------------    ----------------------     ----------------------
       (State of             (Primary Standard           I.R.S. Employer
    Incorporation)               Industrial           Identification Number)
                            Classification Code)

                           33 MAIDEN LANE, 5TH FLOOR
                           NEW YORK, NEW YORK 10038
                                (212) 859-9800
        ----------------------------------------------------------------
              (Address, Including Zip Code, and Telephone Number,
       Including Area Code, of Registrant's Principal Executive Offices)


                                  ISAAK KARAEV
                             CHIEF EXECUTIVE OFFICER
                                MULTEX.COM, INC.
                            33 MAIDEN LANE, 5TH FLOOR
                            NEW YORK, NEW YORK 10038
                                 (212) 859-9800
        ----------------------------------------------------------------
           (Name, Address, Including Zip Code, and Telephone Number,
                  Including Area Code, of Agent for Service)


Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes |X|                   No |_|


As of March 31, 1999, there were 21,796,863 shares of the registrant's common stock outstanding.

                               INDEX TO FORM 10-Q
                                       FOR
                        MULTEX.COM, INC. AND SUBSIDIARIES




                                                                     PAGE NUMBER

PART I.  FINANCIAL INFORMATION................................................3

   ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS (Unaudited):.....................3

           Consolidated Balance Sheets as of March 31, 1999 and December 31,
              1998............................................................3

           Consolidated Statements of Operations for the three months ended
              March 31, 1999 and 1998.........................................4

           Consolidated Statements of Cash Flows for the three months ended
              March 31, 1999 and 1998.........................................5

           Notes to Consolidated Financial Statements March 31, 1999..........6

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS.............................................11

PART II.  OTHER INFORMATION..................................................27

   ITEM 1. LEGAL PROCEEDINGS.................................................27

   ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.........................27

   ITEM 3. DEFAULTS UPON SENIOR SECURITIES...................................27

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............27

   ITEM 5. OTHER INFORMATION.................................................27

   ITEM 6. EXHIBITS AND REPORT ON FORM 8-K...................................27

   ITEM 7. SIGNATURES........................................................28

                          PART I. FINANCIAL INFORMATION

                        MULTEX.COM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


ASSETS                                                          MARCH 31,      DECEMBER
                                                                  1999         31, 1998
                                                            -------------   -------------
                                                              (unaudited)    (see Note 1)
Current assets
  Cash & cash equivalents                                   $  1,103,097    $  2,317,675
  Marketable securities                                       61,040,349      20,014,680
  Accounts receivable, less allowance of
  $150,000 and $138,000
  in March 31, 1999 and December
  31,1998, respectively                                        4,423,124       2,447,299
  Other current assets                                           787,267         221,184
                                                            ------------    ------------
Total current assets                                          67,353,837      25,000,838

Property and equipment, net                                    2,849,112       2,843,477
Other                                                            162,411         124,078
                                                            ------------    ------------
Total assets
                                                            $ 70,365,360    $ 27,968,393
                                                            ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                          $  2,219,403    $    981,905
  Accrued expenses                                             2,605,685       1,599,609
  Deferred revenues                                            3,955,932       2,682,939
                                                            ------------    ------------
Total current liabilities                                      8,781,020       5,264,453

Other                                                             51,670          58,619

Redeemable preferred stocks, authorized 2,000,000 shares:
  Series A redeemable preferred stock; $.01 par value,
      $2,500,000 aggregate liquidation preference:
      Issued and outstanding - 25,000
      shares at December 31, 1998                                   --         3,459,696
  Series B redeemable preferred stock; $.01 par value,
      $5,500,000 aggregate liquidation  preference:
      Issued and outstanding - 36,666
      shares at December 31, 1998                                   --         7,294,411
  Series C redeemable preferred stock; $.01 par value,
      $15,000,000 aggregate liquidation preference:
      Issued and outstanding - 100,000
      shares at December 31, 1998                                   --        18,064,794
  Series D redeemable preferred stock; $.01 par value,
      $10,000,000 aggregate liquidation preference:
      Issued and outstanding - 55,556
      shares at December 31, 1998                                   --        11,101,685
  Series E redeemable preferred stock; $.01 par value,
      $20,000,000 aggregate liquidation preference:
      Issued and outstanding - 80,000
      shares at December 31, 1998                                   --        19,939,452
Stockholders' equity (deficit):
  Preferred Stock- $.01 par value:
      Authorized- 5,000,000 shares; none issued and outstanding
      at March 31, 1999 and December 31, 1998                       --              --
  Common stock  $.01 par value
      Authorized - 50,000,000 shares issued and outstanding -
      21,796,863 shares at March 31, 1999 and 3,251,125
      at December 31, 1998, respectively                         217,969          32,511
  Additional paid-in-capital                                  98,442,917      (3,634,083)
  Accumulated deficit                                        (35,777,788)    (32,137,197)
  Deferred compensation                                       (1,340,023)     (1,460,000)
  Accumulated other comprehensive loss                           (10,405)        (15,948)
                                                            ------------    ------------
Total stockholders' equity (deficit)                          61,532,670     (37,214,717)
                                                            ------------    ------------
Total liabilities and stockholders'
equity (deficit)                                            $ 70,365,360    $ 27,968,393
                                                            ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                       MULTEX.COM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                     Three Months Ended
                                                              -------------------------------
                                                              March 31, 1999   March 31, 1998
                                                              --------------   --------------
Revenues                                                         $ 5,025,491    $ 2,714,468
Cost of revenues                                                   1,325,509        694,301
                                                                 -----------    -----------
Gross profit                                                       3,699,982      2,020,167
Operating expenses:
    Sales and marketing                                            3,780,213      1,163,388
    Research and development                                         732,722        440,328
    General and administrative                                     3,095,173      2,004,122
                                                                 -----------    -----------
Total operating expenses                                           7,608,108      3,607,838
                                                                 -----------    -----------

Loss from operations                                              (3,908,126)    (1,587,671)
Other income (expense):
    Gain on sale of equipment                                            --         124,796
    Interest expense                                                 (17,815)      (310,554)
    Interest and investment income                                   285,350        114,703
                                                                 -----------    -----------
Net loss                                                          (3,640,591)    (1,658,726)

Redeemable preferred stock dividends                              (1,188,165)      (650,957)
                                                                 -----------    -----------
Net loss available to common shareholders                        $(4,828,756)   $(2,309,683)
                                                                 ===========    ===========
Basic and diluted loss per common share                          $     (0.89)   $     (0.94)
                                                                 ===========    ===========
Number of shares used in computing basic and diluted
  loss per share                                                   5,438,670      2,463,555
                                                                 ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                        MULTEX.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                              Three Months Ended
                                                       ------------------------------
                                                      March 31, 1999   March 31, 1998
                                                      --------------   --------------
Operating activities
Net loss                                               $ (3,640,591)   $ (1,658,726)
Adjustments to reconcile net loss
  to net cash used in operating activities:
    Amortization of deferred compensation                   119,977          79,016
    Gain on sale of equipment                                  --          (124,796)

    Depreciation and amortization                           638,985         338,323

    Amortization of issuance costs                           12,632          11,483

    Bad debt expense                                        123,034          34,500

    Changes in operating assets and
        liabilities:

      Accounts receivable                                (2,098,859)     (1,021,295)

      Other current assets                                 (566,083)          2,372

      Other assets                                          (38,333)        172,290

      Accounts payable                                    1,047,357          (7,761)

      Accrued expenses                                    1,006,076         187,647

      Deferred revenues                                   1,272,993         677,930

      Other liabilities                                      (6,949)         58,619
                                                        -----------      ----------
Net cash used in operating activities                    (2,129,761)     (1,250,398)

Investing activities

Purchase of marketable securities                       (41,025,669)     (1,393,824)

Proceeds from sale of marketable securities                    --         4,125,632

Proceeds from sale of equipment                                --           200,953

Purchase of property and equipment                         (454,479)       (134,946)
                                                        -----------    ------------
Net cash (used in) provided by
investing activities                                    (41,480,148)      2,797,815

Financing activities

Proceeds from issuances of stock,
net of offering costs                                    42,389,788             550

Proceeds from long-term debt                                   --         1,250,000

Repayments of long-term debt                                   --        (1,105,271)

Other liabilities                                              --          (312,783)
                                                        -----------    ------------
Net cash provided by (used in)
financing activities                                     42,389,788        (167,504)

Effect of exchange rate changes
on cash and cash equivalents                                  5,543            (538)
                                                        -----------    ------------
Increase (decrease) in cash and
cash equivalents                                         (1,214,578)      1,379,375

Cash and cash equivalents,
beginning of period                                       2,317,675       2,532,983
                                                        -----------    ------------
Cash and cash equivalents, end of period                $ 1,103,097    $  3,912,358
                                                        ===========    ============
Supplemental disclosures of cash flow information

Noncash investing and financing activity:

 Accrued purchases of fixed assets                     $    190,141    $    179,744
                                                        ===========    ============
 Sale of stock and issuance of options in
 connection with acquisition of certain assets of
 Multex Data Group, Inc.                               $       --      $    345,000
                                                        ===========    ============
Interest paid                                          $      5,108    $    277,980
                                                        ===========    ============

The accompanying notes are an integral part of these consolidated financial statements.

                        MULTEX.COM, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                MARCH 31, 1999


NOTE 1 - BASIS OF PRESENTATION

      Multex.com, Inc. and its wholly owned subsidiaries (collectively referred to as the "Company") is a leading provider of online investment research and information services designed to meet the needs of individual and institutional investors, including investment banks, brokerage firms and corporations.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

      The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

      For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form S-1 for the year ended December 31, 1998.

NOTE 2--STOCKHOLDERS' EQUITY

      As of March 31, 1999, stockholders equity consists of the following:

                                                                                                      Accumulated
                                                Additional                                               Other
                                Common           Paid-in         Accumulated         Deferred        Comprehensive
                                Stock            Capital           Deficit         Compensation           Loss          Total
                              -------------    -------------     -------------    --------------     -------------    -------------
Balance at
 December
 31, 1998                     $     32,511     $ (3,634,083)     $(32,137,197)     $ (1,460,000)     $    (15,948)     $(37,214,717)
  Net loss                            --               --          (3,640,591)             --                --          (3,640,591)
  Translation
  adjustment                          --               --                --                --               5,543           5,5435)
 Redeemable
  preferred stock
  dividend                            --         (1,188,165)             --                --                --          (1,188,165)
 Conversion of
  redeemable
  preferred stock to
  common stock                     148,611       60,912,224              --                --                --          61,060,834
 Issuance of common
  stock, net of
  offering costs                    32,835       41,635,289              --                --                --           41,668,12
 Exercise of options                 4,012          717,652              --                --                --             721,664
 Amortization of
  deferred
  compensation
  related to stock
  options                             --               --                --             119,977              --             119,977
                              ------------     ------------      ------------      ------------      ------------      ------------
Balance at March 31,
 1999                         $    217,969     $ 98,442,917      $(35,777,788)     $ (1,340,023)     $    (10,405)     $61,532, 670
                              ============     ============      ============      ============      ============      ============

                       MULTEX.COM, INC. AND SUBSIDIARIES

                                   (UNAUDITED)
                                MARCH 31, 1999

NOTE 2--STOCKHOLDERS' EQUITY (Continued)

      During March 1999, the Company completed an initial public offering of 3,450,000 shares of its common stock, of which 3,283,500 shares were issued and sold by the Company, which yielded gross proceeds of approximately $45,969,000. As a result, all outstanding shares of redeemable preferred stock were automatically converted in to 14,861,112 shares of the Company's common stock. In connection with the initial public offering the Company incurred costs of approximately $4,301,000.

NOTE 3 -- EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 1999 and 1998:

                                                       1999            1998
                                                  -----------------------------
Numerator:
  Net loss                                        $(3,640,591)      $(1,658,726)
  Redeemable preferred stock
  dividends                                         1,188,165           650,957
                                                  -----------       -----------
  Numerator for basic and diluted
   loss per share - net loss
   available for common
   stockholders                                   $(4,828,756)      $(2,309,683)
                                                  ===========       ===========
Denominator:
  Denominator for basic and
   dilutive loss per share -
   weighted average shares                          5,438,670         2,463,555
                                                  ===========       ===========
Basic and diluted loss per share                  $     (0.89)      $     (0.94)
                                                  ===========       ===========

NOTE 4 -- COMPREHENSIVE LOSS

      Total comprehensive loss was approximately $3,635,000 and $1,659,000 for the three months ended March 31, 1999 and 1998, respectively.

NOTE 5 -- 1999 EMPLOYEE STOCK PURCHASE PLAN

      Effective January 1999, in connection with the 1999 Employee Stock Purchase Plan (the "Stock Purchase Plan"), the Company reserved 750,000 shares of its common stock. The Stock Purchase Plan allows eligible employees of the Company to purchase shares of common stock at a purchase price equal to eighty-five percent of the fair market value of the Company's common stock, as defined. In no event, however, may any participant purchase more than 1,500 shares, nor may all participants in the aggregate purchase more than 187,500 shares, on any one semi-annual purchase date.

NOTE 6 -- 1999 STOCK OPTION PLAN

      Effective January 1999, the Company adopted the 1999 Stock Option Plan (the "1999 Stock Plan"), which is intended to serve as the successor plan to the Company's 1993 Stock Incentive Plan (the "1993 Stock Plan"). In March 1999, outstanding stock options under the 1993 Stock Plan were incorporated into the 1999 Stock Plan, and no further options grants will be made under the 1993 Stock Plan. The Company has reserved 3,411,375 shares of its common stock for issuance under the 1999 Stock Plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1993 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THE COMPANY'S ACTUAL RESULTS AND TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH UNDER "RISK FACTORS" AND ELSEWHERE IN THIS QUARTERLY REPORT.

OVERVIEW

      Multex.com is a leading provider of online investment research and information services designed to meet the needs of individual and institutional investors, including investment banks, brokerage firms and corporations. We offer four main services as follows:

o     MultexNET, which was launched in June 1996;

o     MultexEXPRESS, which was launched in January 1997;

o     Multex Research-On-Demand, which was launched in April 1997; and

o     Multex Investor Network, which was launched in November 1998.

      MultexNET, typically offered as a one to three year subscription, allows entitled institutional investors to access full-text investment research reports on a real-time basis from investment banks, brokerage firms and other third-party research providers over the Internet or through other distribution channels. MultexEXPRESS, also provided pursuant to one to three year subscriptions, enables financial institutions to distribute their proprietary financial research, as well as other corporate documents, over the Internet, through intranets and other private networks. Multex Research-On-Demand gives corporations, financial institutions and advisors, and institutional investors the ability to access research reports on a pay-per-view basis from a majority of the contributors to MultexNET, over the Internet or through other distribution channels. Multex Investor Network gives individual investors who register as members access to a range of financial reports and services, including research reports on a pay-per-view basis, over the Internet from a majority of the contributors to MultexNET. Multex Investor Network also includes banner advertising and sponsorship advertising throughout the site. Sponsors to Multex Investor Network include full-service brokerage firms and other financial institutions interested in attracting individual investors to their products, services and brands.

      Revenues from subscriptions to MultexNET and MultexEXPRESS are recognized in equal installments over the term of the subscription. Revenues from Multex Research-On-Demand and pay-per-view transactions on Multex Investor Network are recognized upon sale. Revenues from sponsorships to Multex Investor Network are recognized in equal installments over the term of the sponsorship. Some of the users of Multex Research-On-Demand pay a flat annual fee for the service, which entitles them to receive research and other reports at a discounted rate. Revenues from these users are recognized in equal installments over the term of the subscription. All costs associated with revenues from MultexNET, MultexEXPRESS, Multex Research-On-Demand and Multex Investor Network are expensed as and when incurred. We pay distribution fees to our distributors and, with respect to Multex Research-On-Demand and pay-per-view transactions on Multex Investor Network, royalties to the investment banks, brokerage firms or third-party research providers that authored the research.

      On March 17, 1999, we completed our initial public offering of 3,450,000 shares of Common Stock, of which 3,283,500 shares were issued and sold by the Company, at a price of $14.00 per share. The net proceeds of approximately $41.7 million from the initial public offering were added to our working capital. Pending use of the proceeds, we have invested the funds in short term, interest bearing investment grade obligations.

      We continue to expand our operations and have grown from 149 employees at December 31, 1998 to 168 employees at March 31, 1999. We expect to add additional personnel both in the United States and abroad as our operations expand. We currently expect to significantly increase our operating expenses both on an absolute basis and as a percentage of revenues in order to expand our sales and marketing operations, to continue to expand internationally and to continuously upgrade and enhance our services and technologies. As a result of these and other factors, there can be no assurance that we will not incur significant losses on a quarterly and annual basis for the foreseeable future.

      We have incurred significant losses since our inception, and as of March 31, 1999 had an accumulated deficit of $35.8 million. In addition, we have recorded cumulative deferred compensation of $1.9 million, which represents the difference between the exercise price of stock options for shares of common stock granted to some of our employees and the fair market value of our common stock at the date of grant. Of the total deferred compensation amount, $465,000 was amortized prior to December 31,1998 and $120,000 was amortized during the three months ended March 31,1999. The remaining deferred compensation amount will be amortized over the remaining vesting periods of the related options. We believe that period-to-period comparisons of our operating results are not necessarily meaningful and that the results for any period should not be relied upon as an indication of future performance.

      Historically, a few of our subscribers and distributors have accounted for a substantial majority of our revenues. For the year ended December 31, 1998, Merrill Lynch accounted for 9.7% of our consolidated revenues, and for the three months ended March 31, 1999, Merrill Lynch accounted for 13.6% of our consolidated revenues. The loss of Merrill Lynch, or any of our other subscribers or distributors, could have a material and adverse effect on our business, results of operations and financial condition.

RESULTS OF OPERATIONS

      Revenues

      Multex.com's revenues consist of subscription fees for MultexNET and MultexEXPRESS, and sales of investment research on a pay-per-view basis through Multex Research-On-Demand and sales of sponsorships, advertising and investment research through the Multex Investor Network. We also provide professional services to select MultexEXPRESS clients, including software development, customization and integration services. These services are typically billed to clients on a time and material basis. On occasion, as a service to our clients, we have acquired equipment for resale.

      Revenues increased 85.1% to $5.0 million in the three months ended March 31, 1999 from $2.7 million in the equivalent period in 1998. The increase in revenues in this period was due to an increase in demand for all of our products and from revenues generated by the Multex Investor Network, which was launched in November 1998.

      Cost of Revenues

      Cost of revenues consists of fees payable to distributors of MultexNet and Multex Research-On-Demand, royalties payable to the authors of investment research offered through Multex Research-On-Demand and Multex Investor Network, fees payable to web sites for making the Multex Investor Network available to their users, web site development costs of MultexEXPRESS customers, telecommunications costs, and, on occasion, the cost of equipment purchased and resold to our clients.

      Cost of revenues increased 90.9% to $1.3 million in the three months ended March 31, 1999 from $0.7 million in the equivalent period in 1998. As a percentage of revenues, cost of revenues increased to 26.4% in the three months ended March 31, 1999 from 25.6% in the equivalent period in 1998. The increase in cost of revenues in dollar terms in the three months ended March 31, 1999 was primarily due to the increased demand for all of our products and from fees payable as a result of revenues generated by the Multex Investor Network. The gross margin for the three months ended March 31, 1999 was slightly less than that achieved for the equivalent period in 1998 due to lower margins being achieved on the distribution of certain of our services, specifically the distribution of

MultexNET through Reuters, offset by the fact that no sales of equipment occurred in the first three months of 1999, unlike the equivalent period in 1998. Such equipment sales are conducted at relatively low gross margins.

      Operating Expenses

      Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, advertising, public relations, tradeshow expenses and costs of marketing materials. Sales and marketing expenses increased 225% to $3.8 million in the three months ended March 31, 1999 from $1.2 million in the equivalent period in 1998. As a percentage of revenues, sales and marketing expenses increased to 75.2% in the three months ended March 31, 1999 from 42.9% in the equivalent period in 1998. The increase in sales and marketing expenses in dollar terms in the three months ended March 31, 1999 was due to an expansion of our sales force both domestically and internationally, increased marketing activities, including the complete redesign of our marketing materials, and in particular, significant expenditure to increase the brand awareness of the Multex Investor Network. We expect sales and marketing expenses to increase significantly in dollar terms as we continue to expand the Multex Investor Network, increase brand awareness, hire additional sales and marketing personnel, and expand internationally.

      Research and Development. Research and development expenses consist primarily of salaries and benefits. Research and development expenses increased to $733,000 in the three months ended March 31, 1999 from $440,000 in the equivalent period in 1998, representing an increase of 66.4%. As a percentage of revenues, research and development expenses decreased to 14.6% in the three months ended March 31, 1999 from 16.2% in the equivalent period in 1998. The increase in research and development expenses in dollar terms was primarily due to an increase in the number of developers employed. We believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, expect research and development expenses to increase significantly in dollar terms in future periods.

      General and Administrative. General and administrative expenses consist primarily of salaries and benefits, fees for professional services and facility expenses, including depreciation of assets. General and administrative expenses increased 54.4% to $3.1 million in the three months ended March 31, 1999 from $2.0 million in the equivalent period in 1998. As a percentage of revenues, general and administrative expenses decreased to 61.6% in the three months ended March 31, 1999 from 73.8% in the equivalent period in 1998. The increase in general and administrative expenses in dollar terms in the three months ended March 31, 1999 was primarily due to increased personnel, professional service fees and facility expenses necessary to support our domestic and international growth. We expect that general and administrative expenses will increase in future periods as we hire additional personnel and incur additional costs related to the growth of our business and our operations as a public company.

      Loss from Operations

      As described above, we have invested heavily in establishing a brand name for our services, expanding internationally, continuing to develop new services and maintaining our technological advantage, and increasing the number of our employees as we seek to increase our market share. For the foregoing reasons, loss from operations increased 146% to $3.9 million in the three months ended March 31, 1999 from $1.6 million in the equivalent period in 1998. As a percentage of revenues, loss from operations was (77.8)% in the three months ended March 31, 1999 and (58.5)% in the equivalent period in 1998.

      Interest Income (Expense) and Other Income

      Net interest income was $268,000 in the three months ended March 31, 1999 as compared to net interest expense of $196,000 in the equivalent period in 1998. The changes in net interest income/expense are attributable to the changes in cash available for investing and fluctuations in borrowings. In the three months ended March 31, 1998, a gain on the sale of leased equipment of $125,000 was realized. There was no comparable transaction in the equivalent period in 1999.

      Net Loss

      The Company recorded a net loss of $3.6 million and $1.6 million for the three months ended March 31, 1999 and 1998, respectively, or $0.89 and $0.94 per share, respectively. The increase in the net loss was primarily due to our investing heavily in establishing a brand name for our services, expanding internationally, continuing to develop new services and maintaining our technological advantage, and increasing the number of our employees as we seek to increase our market share.

      The Company computed a pro forma loss per share that assumes that all shares of common stock outstanding at March 31, 1999 and 1998 were outstanding from January 1, 1999 and 1998, respectively, and also assumes that all stock options outstanding at March 31, 1999 and 1998 were exercised on January 1, 1999 and 1998, respectively. This pro forma loss was $0.15 and $0.09 per share for the three months ended March 31, 1999 and 1998, respectively, based upon 24,305,373 and 19,507,612 shares being outstanding during such periods, respectively.

INCOME TAXES

      At December 31, 1998, we had net operating loss carryforwards of approximately $26,200,000 and research and development credits of approximately $700,000 for income tax purposes that expire in 2009 through 2013. The utilization of approximately $15,600,000 and $400,000 of these loss carryforwards and credits, respectively, are subject to an annual limitations of approximately $1,900,000, pursuant to Section 382 of the Internal Revenue Code of 1986.

LIQUIDITY AND CAPITAL RESOURCES

      We have financed our operations primarily through the sale of equity securities as we have generated only negative cash flow from operations since our inception. Through March 31, 1999, we have received an aggregate of $94.4 million in net proceeds from the sale of five series of convertible preferred stock and our initial public offering. At March 31, 1999, we had $1.1 million of cash and cash equivalents. Our principal commitments consist of obligations under operating leases.

      Net cash used in operating activities was $2.1 million in the three months ended March 31, 1999, and $1.3 million in the equivalent period in 1998. The principal use of cash for all periods was to fund our losses from operations.

      Net cash used in investing activities was $41.5 million in the three months ended March 31, 1999, as compared to net cash provided by investing activities of $2.8 million in the equivalent period in 1998. Cash used in investing activities was primarily related to purchases of marketable securities and cash generated by investing activities was primarily related to the sale of marketable securities and equipment.

      Net cash provided by financing activities was $42.4 million in the three months ended March 31, and net cash used by financing activities was $168,000 for the equivalent period in 1998. Net cash provided by and used by financing activities primarily consisted of net proceeds from the sale of equity securities in 1999 and borrowings under bank lines of credit, which were offset in part by repayments of bank debt and lease obligations in 1998.

      Although we have no material commitments for capital expenditures, we anticipate that we will experience a substantial increase in our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel, including the implementation of an off-site backup computer system and various capital expenditures associated with expanding our facilities. We currently anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources. We believe that our existing cash, cash equivalents and marketable securities, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures at least for the next twelve months.

IMPACT OF THE YEAR 2000

      Many currently installed computer systems and software products are coded to accept or recognize only two digit entries in the date code field. These systems may recognize a date using "00" as the year 1900 rather than the year 2000. As a result, computer systems and/or software used by many companies and governmental agencies may need to be upgraded to comply with Year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities.

      State of Readiness. We have begun to assess the Year 2000 readiness of our information technology systems, including the hardware and software that enable us to provide and deliver our MultexNET, MultexEXPRESS, Multex
Research-On-Demand and Multex Investor Network services, and our non-information technology systems. Our assessment plan consists of the following:

o quality assurance testing of our internally developed proprietary software incorporated in our MultexNET, MultexEXPRESS, Multex Research-On-Demand and Multex Investor Network services;

o contacting third-party vendors and licensors of material hardware, software and services that are both directly and indirectly related to the delivery of our MultexNET, MultexEXPRESS, Multex Research-On-Demand and Multex Investor Network services;

o     contacting providers of material non-information technology systems;

o     assessment of repair or replacement requirements;

o     repair or replacement;

o     implementation; and

o     creation of contingency plans in the event of Year 2000 failures.

      We plan to perform a more comprehensive Year 2000 simulation on our software incorporated in our MultexNET, MultexEXPRESS, Multex Research-On-Demand and Multex Investor Network services during the first half of 1999 to test system readiness. Based on the results of this simulation, we intend to revise the code of our software for our product offerings as necessary to improve our Year 2000 compliance. We have been informed by many of our vendors of material hardware and software components of our information technology systems that the products used by us are currently Year 2000 compliant. We will require vendors of our other material hardware and software components of our information technology systems to provide assurances of their Year 2000 compliance. We plan to complete this vendor process during the first half of 1999. We are currently assessing the materiality of our non-information technology systems and will seek assurances of Year 2000 compliance from providers of material non-information technology systems. Until this testing is complete and these vendors and providers are contacted and have responded, we will not be able to completely evaluate whether our information technology systems or non-information technology systems will need to be revised or replaced.

      Costs. To date, we have not incurred any material costs in identifying or evaluating Year 2000 compliance issues. Most of our expenses have related to, and are expected to continue to relate to, the operating costs associated with time spent by employees in the evaluation process and Year 2000 compliance matters generally. At this time, we do not possess the information necessary to estimate the potential costs of revisions to our software relating to MultexNET, MultexEXPRESS, Multex Research-On-Demand and Multex Investor Network should revisions be required or the replacement of third-party software, hardware or services that are determined not to be Year 2000 compliant. Although we do not anticipate that these expenses will be material, these expenses, if higher than anticipated, could have a material and adverse effect on our business, results of operations and financial condition.

      Risks. We are not currently aware of any significant Year 2000 compliance problems relating to our software for our product offerings or our information technology or non-information technology systems that would have a material and adverse effect on our business, results of operations and financial condition, without taking into account our efforts to avoid or fix these problems. There can be no assurance that we will not discover Year 2000 compliance problems in our software for our product offerings that will require substantial revisions or replacements. In addition, there can be no assurance that third-party software, hardware or services incorporated into our material information technology and non-information technology systems will not need to be revised or replaced, which could be time-consuming and expensive. Our inability to fix our software for our product offerings or to fix or replace third-party software, hardware or services on a timely basis could result in lost revenues, increased operating costs and other business interruptions, any of which could have a material and adverse effect on our business, results of operations and financial condition. Moreover, the failure to adequately address Year 2000 compliance issues in our software relating to MultexNET, MultexEXPRESS, Multex Research-On-Demand and Multex Investor Network, and our information technology and non-information technology systems could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming to defend.

      In addition, there can be no assurance that governmental agencies, utility companies, Internet access companies, third-party service providers and others outside our control will be Year 2000 compliant. The failure by these entities to be Year 2000 compliant could result in a systemic failure beyond our control, including, for example, a prolonged Internet, telecommunications or electrical failure, which could also prevent us from delivering our MultexNET, MultexEXPRESS, Multex Research-On-Demand and Multex Investor Network services, decrease the use of the Internet or prevent users from accessing our MultexNET, MultexEXPRESS, Multex Research-On-Demand and Multex Investor Network services, any of which would have a material and adverse effect on our business, results of operations and financial condition.

      Contingency Plan. As discussed above, we are engaged in an ongoing Year 2000 assessment and have not developed any contingency plans. The results of our Year 2000 simulation testing and the responses received from third-party vendors and service providers will be taken into account in determining the need for and nature and extent of any contingency plans.

      Our inability to correct a significant Year 2000 problem, if one develops, could result in an interruption in, or a failure of, certain of our normal business activities or operations. In addition, a significant Year 2000 problem concerning our database or the research reports and other information provided to us by our research and information providers could cause our customers to seek alternate providers of investment research or cause an unmanageable burden on our customer service and technical support capabilities. Any material Year 2000 problem could require us to incur significant unanticipated expenses to remedy and could divert our management's time and attention, either of which could have a material and adverse effect on our business, results of operation and financial condition.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

      Because we have a limited operating history, there is limited information upon which you can evaluate our business

      Although we commenced our operations in April 1993, all of our current services were launched since June 1996. Accordingly, we have a limited operating history upon which you can evaluate our business. In order to be successful, we must increase our revenues from subscription fees for MultexNET and MultexEXPRESS, generate additional sales of investment research on a pay-per-view basis through Multex Research-On-Demand and attract more users to Multex Investor Network. However, as an early stage company in the new and rapidly evolving market for the distribution of investment research and other information over the Internet, we face numerous risks and uncertainties. Some of these risks relate to our ability to:

o     anticipate and adapt to the changing Internet market;

o     attract more subscribers;

o continue to collect investment research and other financial information from our research and information providers;

o implement our sales and marketing initiatives, both domestically and internationally;

o     attract, retain and motivate qualified personnel;

o     respond to actions taken by our competitors;

o continue to build an infrastructure to effectively manage our growth and handle any future increased usage; and

o     integrate acquired businesses, technologies, products and services.

      If we are unsuccessful in addressing these risks or in executing our business strategy, our business, results of operations and financial condition would be materially and adversely affected.

We have a history of losses and expect future losses

      Since our incorporation, we have not been profitable on an annual or quarterly basis. We incurred net losses of $6.4 million, $8.0 million and $9.7 million for the years ended December 31, 1996, 1997 and 1998 and a net loss of $4.8 million for the three months ended March 31, 1999. We expect operating losses and negative cash flows to continue for the foreseeable future as we continue to incur significant operating expenses and make capital investments in our business. We may not ever generate sufficient revenues to achieve profitability. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. At March 31, 1999, we had an accumulated deficit of $35.8 million. We have financed our operations to date primarily through the sale of equity securities.

Fluctuations in our operating results may negatively impact our stock price

      Our revenues, margins and operating results have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. These factors include:

o     demand for our services;

o     the size and timing of both new and renewal subscriptions;

o the number, timing and significance of new services introduced by both us and our competitors;

o our ability to develop, market and introduce new and enhanced services on a timely basis;

o     the level of service and price competition;

o     changes in operating expenses;

o     changes in the mix of services offered;

o     changes in our sales incentive strategy;

o sharp declines in the volume of securities transactions or the prices of securities generally; and

o     general economic factors.

      Our cost of revenues consists principally of distribution fees and royalties which fluctuate depending upon the demand for our services, and fixed telecommunications costs. In addition, a substantial portion of our operating expenses is related to personnel costs, marketing programs and overhead, which cannot be adjusted quickly and are therefore relatively fixed in the short term. Our operating expense levels are based, in significant part, on our expectations of future revenues on a quarterly basis. If actual revenues on a quarterly basis are below management's expectations, or if our expenses precede increased revenues, both gross margins and results of operations would be materially and adversely affected because a relatively small amount of our costs and expenses varies with our revenues in the short term.

      Due to all of the foregoing factors and the other risks discussed in this prospectus, you should not rely on period-to-period comparisons of our results of operations as an indication of future performance. It is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. In this event, the market price of our common stock is likely to fall.

      We are dependent on research and information providers and our business would be materially and adversely affected if we lost one or more significant research or information providers.

The loss of a major research or information provider would harm our business

      We are dependent upon the continued provision of high-quality investment research reports from investment banks, brokerage firms and third-party research providers. Some of these arrangements are not embodied in written contracts and many of these arrangements can be terminated by the provider on short notice. At present, approximately 60% of our over 500 information providers permit us to offer the research for sale after a specified embargo period, generally 7 to 15 days. The remaining information providers do not permit these sales. Many of our providers of research reports and other information compete with one another and, to some extent, with us for subscribers. None of these information providers have arrangements to provide research or information exclusively to us. The loss of one or more significant information providers would decrease the research and other information which we can offer our users and would have a material and adverse effect on our business, results of operations and financial condition.

Royalty payments to research providers increase our costs

      Royalties payable to our information providers to obtain distribution rights to research reports included in Multex Research-On-Demand constitute a significant portion of our cost of revenues. If we are required to increase the royalties payable to these information providers, these increased royalty payments could have a material and adverse effect on our business, results of operations and financial condition.

Because some of our competitors are parties to exclusive distribution agreements, we may not be able to get content from important research providers

      A number of leading investment banks, brokerage firms and third-party research providers are parties to exclusive distribution arrangements with our competitors, including First Call Corporation and The Investext Group, both of which are subsidiaries of Thomson Financial Services, Inc., a leading worldwide provider of financial information services. Consequently, we cannot provide our users with the investment research and other information provided by these investment banks, brokerage firms and third-party research providers, which may put us at a competitive disadvantage. In the event that additional investment banks, brokerage firms and third-party research providers enter into exclusive distribution arrangements or that we are hindered in our ability to offer our own services due to the lack of content from these investment banks, brokerage firms and third-party research providers, our business, results of operations and financial condition would be materially and adversely affected.

The inadvertent distribution of research reports could result in a claim for damages against us or harm our reputation

      Our proprietary software technology enables us to distribute a particular research report or other financial information only to those users who have been authorized or entitled to access the report by the information provider. In particular, approximately 40% of our information providers currently supply us with research reports and other financial information that is available only to the customers of important information provider. We might inadvertently distribute a particular report to a user who is not so authorized or entitled, which could subject us to a claim for damages by the information provider or which could harm our reputation in the marketplace, either of which could have a material and adverse effect on our business, results of operations and financial condition.

Our business would be materially and adversely affected if the emerging market for online investment research does not continue to grow

      The market for the distribution of investment research and other information over the Internet has only recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed electronic investment research distribution services by facsimile and over public and private networks, online services and the Internet. As is typical of a rapidly evolving market, demand and market acceptance for new services are subject to a high level of uncertainty.

      Because the market for our services is new and rapidly evolving, it is difficult to predict with any assurance the growth rate, if any, and the ultimate size of this market. We cannot assure you that the market for our services will develop or that our services will ever achieve market acceptance. If the market fails to develop, develops more slowly than expected, or becomes saturated with competitors, if our services do not achieve market acceptance, or if pricing becomes subject to significant competitive pressures, our business, results of operations and financial condition would be materially and adversely affected.

      Our future results of operations will depend, in substantial part, on our ability to increase the market acceptance of our services. The future viability of MultexNET will depend upon, among other factors, our ability to expand our direct and indirect sales and marketing channels, to attract and retain high-quality information providers and to deliver our services across multiple delivery platforms. The future viability of MultexEXPRESS will depend upon, among other factors, the continued desire of investment banks, brokerage firms and other information providers to distribute proprietary investment research and corporate documents over the Internet or through private networks to their employees and customers. The future viability of Multex Research-On-Demand will depend upon, among other factors, the acceptance of the Internet as a medium for the distribution and sale of investment research, as well as on our ability to build a direct and indirect sales force to sell our services, to attract and retain high-quality information providers, and to develop and increase our base of users. The future viability of Multex Investor Network will depend upon, among other factors, the acceptance of the Internet as a medium for the distribution and sale of investment research to individual investors, and our ability to attract and retain advertisers and sponsors, new members and additional distribution partners. In addition, in order to download research reports and other information from Multex Investor Network, users are required to first download the Adobe Acrobat reader, which may be difficult for some users to accomplish. If we are unable to increase the number of users of MultexNET, MultexEXPRESS, Multex Research-On-Demand and Multex Investor Network, or to attract and retain information providers, our business, results of operations and financial condition would be materially and adversely affected.

We are dependent on strategic distribution relationships and our business would be materially and adversely affected if we were to lose one of our strategic distributors

      We have distribution arrangements for our services with a number of third-party distributors, including America Online, Inc., Bloomberg L.P., Dow Jones & Co. Inc. and Reuters Limited, all of which are currently generating revenues for us, and with Bridge Information Systems, Inc., which is not currently generating revenues for us. We are dependent on our strategic relationships for the marketing and distribution of investment research reports and other information. Our future results of operations will be affected by the extent to which customers of these third-party distributors choose to subscribe to our various services. We cannot assure you that the customers of these third-party distributors will continue to subscribe to our services or that these third-party distributors will continue to actively market our services. If we are unable to retain and increase the utilization of our services by these customers, our business, results of operations and financial condition would be materially and adversely affected.

      We cannot assure you that we will be successful in entering into additional strategic relationships, or that any additional relationships, if entered into, will be on terms favorable to us. Our receipt of revenues from our strategic relationships is directly affected by the levels of effort of these distributors. We cannot assure you that our strategic distributors will devote the resources necessary to successfully market our services. Each of these distributors offers services, either of their own or from our competitors, which are in one or more respects competitive with our service offerings. In addition, our strategic distributors have the right to terminate their agreements with us under various specified circumstances, in some circumstances on short notice. Furthermore, we cannot assure you that we will be able to renew these agreements when they expire on acceptable terms, if at all. If we are unable to maintain our existing strategic relationships or to enter into new strategic relationships, our business, results of operations and financial condition would be materially and adversely affected.

Our business would be materially and adversely affected if we are not successful in establishing brand awareness for Multex Investor Network

      The future success of the Multex Investor Network will depend, in part, on our ability to increase its brand awareness. In order to build our brand awareness we must succeed in our marketing efforts, provide high-quality services and increase traffic to the Multex Investor Network. We intend to increase our marketing budget substantially as part of our brand-building efforts. Our ability to increase advertising and sponsorship revenue from the Multex Investor Network will depend in part on our ability to increase the number of users of our Web sites. If our marketing efforts are unsuccessful or if we cannot increase our brand awareness, our business, financial condition and results of operations would be materially and adversely affected.

Our business could be materially and adversely affected by increased competition

      The market for the distribution of investment research and other information over the Internet is intensely competitive. We expect competition to continue to increase because our market poses no substantial barriers to entry. Competition may also increase as a result of industry consolidation. Increased competition could result in price reductions, reduced gross margins and loss of market share, any of which would have a material and adverse effect on our business, results of operations and financial condition.

Other companies provide and distribute investment research

      We face direct and indirect competition for both providers of investment research and other reports, and for subscribers, with the following types of companies:

o large and well-established distributors of financial information, including Thomson Financial Services, through its subsidiaries First Call and Investext, and Institutional Brokers Estimate System, a subsidiary of Primark Corp.;

o companies that provide investment research, including investment banks and brokerage firms, many of whom have their own Web sites;

o other providers of either free or subscription research services on the Internet;

o services provided by some of our strategic distributors which are competitive in one or more respects with our service offerings;

o numerous prospective competitors, including Standard & Poor's, Market Guide, Moody's and Zacks Investment Research, that offer investment research-based services;

o various written publications, including traditional media, investment newsletters, personal financial magazines and industry research appearing in financial periodicals; and

o services provided by in-house management information services personnel and independent systems integrators.

Various public sources provide extensive company information for free

      We also face competition due to the fact that extensive company-specific information, as well as general investment research relating to particular industries, may be obtained, frequently without charge, from various public sources, including:

o     annual reports;

o     Standard & Poor's company-specific reports; and

o     Value Line investment research reports.

These reports are all available from public libraries and from the companies about which these reports relate

      We believe that our ability to compete successfully will depend upon many factors, many of which are outside of our control. These factors include our ability to sustain our relationships with leading providers of investment research, the timing and market acceptance of new services and enhancements to existing services developed by us and our competitors, ease of use, performance, price, reliability, customer service and support, and sales and marketing efforts. Our competitors vary in size and in the scope and breadth of services offered.

      Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. This may enable them to respond more quickly to new or emerging technologies and changes in investor requirements, or to devote greater resources to the development, promotion and sale of their services than we can. Our competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees, subscribers, strategic partners and information providers. Our competitors may develop services that are equal or superior to the services offered by us or that achieve greater market acceptance than our services do. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to improve their ability to address the needs of our existing and prospective customers. As a result, it is possible that new competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, which could materially and adversely affect our business, results of operations and financial condition.

We have a high level of customer concentration and our business could be materially and adversely affected if we were to lose a major subscriber or distributor

      Historically, a few of our subscribers and distributors have accounted for a substantial majority of our revenues. Specifically, 28% of our revenues in the year ended December 31, 1998 were generated by Bloomberg, Reuters, Merrill Lynch & Co. and Gruntal & Co. In addition, approximately 450,000 of the 530,000 end-users of MultexEXPRESS are generated from one MultexEXPRESS installation. The loss of any major subscriber or distributor, or any reduction or delay in subscriptions by any subscriber or distributor, or our failure to successfully market our services to new subscribers or distributors could have a material and adverse effect on our business, results of operations and financial condition.

Our business could be materially and adversely affected by a downturn in the financial services industry

      We are dependent upon the continued demand for the distribution of investment research and other information over the Internet, making our business susceptible to a downturn in the financial services industry. For example, a decrease in the number of analysts that prepare investment research reports or in the capital dedicated to the dissemination of this research could result in a decrease in the number of research reports and other financial information available for distribution and a concomitant decrease in demand by our subscribers for these reports and other information. In addition, U.S. financial institutions are continuing to consolidate, increasing the leverage of our information providers to negotiate price and decreasing the overall potential market for some of our services.

These factors, as well as other changes occurring in the financial services industry, could have a material and adverse effect on our business, results of operations and financial condition.

Rapid growth in our future operations could strain our managerial, operational and financial resources

      We have experienced rapid growth in our operations. At March 31, 1999, we had a total of 168 employees, as compared to 149 employees at December 31, 1998 and 107 employees at December 31, 1997. We expect that the number of our employees will continue to increase for the foreseeable future. This rapid growth has placed, and our anticipated future growth will continue to place, a significant strain on our managerial, operational and financial resources. As a result, we will need to continue to improve our operational and financial systems and managerial controls and procedures. In addition, our future success will also depend on our ability to expand, train and manage our workforce, in particular our sales and marketing organization, both domestically and internationally. We will also have to maintain close coordination among our technical, accounting, finance, marketing, sales and editorial personnel. If we are unable to accomplish any of these objectives, our business, results of operations and financial condition could be materially and adversely affected.

The loss of any of our key personnel could have a material and adverse effect

      Our future success will depend, in substantial part, on the continued service of our senior management, including Mr. Isaak Karaev, our Chairman, President and Chief Executive Officer, and key technical and sales personnel, none of whom has entered into an employment agreement with us other than a non-competition/non-disclosure agreement. We maintain a key person life insurance policy in the amount of $1.5 million on the life of Mr. Karaev. The loss of the services of one or more of our key personnel could have a material and adverse effect on our business, results of operations and financial condition. Our future success will also depend on our continuing ability to attract, retain and motivate highly qualified technical, sales and marketing, customer support, financial and accounting, and managerial personnel. Competition for this personnel, in particular information technology professionals, is intense, and we cannot assure you that we will be able to retain our key personnel or that we will be able to attract, assimilate or retain other highly qualified personnel in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

Our international operations are new and may not be successful

      We have only limited business experience outside of the United States

      We have only recently commenced operations in a number of international markets and a key component of our strategy is to continue to expand our international operations. To date, we have only limited experience in developing and obtaining research and other financial information relating to companies whose securities are traded on foreign markets and in marketing, selling and distributing our services internationally. We cannot assure you that we will be able to successfully market, sell and deliver our services in these markets. In some markets, including Hong Kong, we intend to rely on the sales and marketing efforts of independent representatives. The failure of our independent representatives to successfully solicit information providers or market our services in these markets could have a material and adverse effect on our business, results of operations and financial condition.

      Doing business internationally subjects us to additional regulatory requirements, tax liabilities and other risks

      There are risks inherent in doing business in international markets, including unexpected changes in regulatory requirements, potentially adverse tax consequences, export restrictions and controls, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political instability, fluctuations in currency exchange rates, and seasonal reductions in business activity during the summer months in Europe and various other parts of the world, any of which could have a material and adverse effect on the success of our international operations and, consequently, on our business, results of operations and financial condition. Furthermore, we cannot assure you that governmental regulatory agencies in one or more foreign countries will not determine that the services provided by us constitute the provision of investment advice, which could result in our having to register in these countries as an investment advisor or in our having to cease selling our services in these countries, either of which could have a material and adverse effect on our business, results of operations and financial condition.

Our failure to successfully integrate any future acquisitions could strain our managerial, operational and financial resources

      We may, from time to time, pursue acquisitions of businesses, customer lists, products or technologies that complement or expand our existing business. We evaluate potential acquisition opportunities from time to time, including those that could be material in size and scope. Acquisitions involve a number of risks, including the diversion of management's attention from day-to-day operations to the assimilation of the operations and personnel of the acquired companies and the incorporation of acquired operations, customer lists, products or technologies. Acquisitions could also have a material and adverse effect on our business, results of operations or financial condition, and could result in dilutive issuances of equity securities, the incurrence of debt and the loss of key employees. In addition, many acquisitions must be accounted for using the purchase method of accounting and, because most software-related acquisitions involve the purchase of significant intangible assets, these acquisitions typically result in substantial amortization charges and charges for acquired research and development projects, which could have a material and adverse effect on our business, results of operations and financial condition. We cannot assure you that any acquisitions will be successfully completed or that, if one or more acquisitions are completed, the acquired businesses, customer lists, products or technologies will generate sufficient revenue to offset the associated costs or other adverse effects.

If we cannot keep pace with the evolving standards of our industry and demands of our customers, we may be unable to enhance our existing services or introduce new services

      The market in which we operate is characterized by rapidly changing technology, evolving industry standards, frequent new service announcements, introductions and enhancements, and evolving customer demands. These market characteristics are exacerbated by the emerging nature of the Internet and the electronic distribution of investment research. Accordingly, our future success will depend on our ability to adapt to rapidly changing technologies and industry standards, and our ability to continually improve the performance, features and reliability of our services in response to both evolving customer demands and competitive service offerings. Our inability to successfully adapt to these changes in a timely manner could have a material and adverse effect on our business, results of operations and financial condition. Furthermore, we cannot assure you that we will not experience difficulties that could delay or prevent the successful design, development, testing, introduction or marketing of new services, or that any enhancements to existing services will adequately meet the requirements of our current and prospective customers and achieve any degree of significant market acceptance. If we are unable, for technological or other reasons, to develop and introduce new services or enhancements to existing services in a timely manner or in response to changing market conditions or customer requirements, or if our services or enhancements contain defects or do not achieve a significant degree of market acceptance, our business, results of operations and financial condition would be materially and adversely affected.

Because our business is dependent upon one computer system, we are particularly susceptible to problems caused by system failures, security breaches or other damage to our system

      Our electronic distribution of investment research utilizes proprietary technology which resides principally on one computer system. The continued and uninterrupted performance of our computer system is critical to our success. Any system failure that causes interruptions in our ability to provide our services to our customers, including failures that affect our ability to collect research from our information providers or provide electronic investment research to our users, could reduce customer satisfaction and, if sustained or repeated, would reduce the attractiveness of our services. An increase in the volume of research reports handled by our computer system, or in the rate of requests for this research, could strain the capacity of our software or hardware, which could lead to slower response times or system failures. Furthermore, we face the risk of a security breach of our computer system which could disrupt the distribution of research and other reports. Our business, results of operations and financial condition could be materially and adversely affected if any of these problems occur.

      Our operations are dependent on our ability to protect our computer system against damage from computer viruses, fire, power loss, telecommunications failures, vandalism and other malicious acts, and similar unexpected adverse events. In addition, a failure of our telecommunications providers to provide the data communications capacity in the time frame required by us for any reason could cause interruptions in the delivery of our services. Despite precautions we have taken, unanticipated problems affecting our systems have from time to time in the past caused, and in the future could cause, delays and interruptions in the delivery of our services. Although we carry general liability insurance, our insurance may not cover any claims by dissatisfied providers or subscribers or may not be adequate to indemnify us for any liability that may be imposed in the event that a claim were brought against us. Our business, results of operations and financial condition could be materially and adversely affected by any system failure, security breach or other damage that interrupts or delays our operations.

If we fail to adequately protect our intellectual property rights or face a claim of intellectual property infringement by a third-party, we could lose our intellectual property rights or be liable for significant damages

      Our future success will depend, in substantial part, on our intellectual property rights. We seek to protect our intellectual property rights, but these actions may be inadequate to protect the rights covered by our patents, patent applications, trademarks or other proprietary rights or to prevent others from claiming violations of their proprietary rights. Our intellectual proprietary rights may not be viable or of value in the future since the validity, enforceability and scope of protection of proprietary rights in Internet-related industries is uncertain and still evolving.

      Furthermore, we cannot assure you that third parties will not claim that we have infringed their patents or other proprietary rights. From time to time we have been, and we expect to continue to be, subject to claims by third parties in the ordinary course of our business, including claims of alleged infringement of the trademarks and other proprietary rights of third parties. Although there has not been any litigation relating to these claims to date, these claims and any resultant litigation, should they occur, could subject us to significant liability for damages and could result in the invalidation of our proprietary rights. In addition, even if we prevail, this litigation could be time-consuming and expensive to defend, and could result in the diversion of our time and attention, any of which could materially and adversely affect our business, results of operations and financial condition. Any claims or litigation from third parties may also result in limitations on our ability to use the trademarks and other intellectual property subject to these claims or litigation unless we enter into agreements with the third parties responsible for these claims or litigation which may be unavailable on commercially reasonable terms.

      We generally enter into confidentiality agreements with our employees, consultants and strategic partners, and generally control access to and distribution of our proprietary information. Despite our efforts to protect our proprietary information from unauthorized use or disclosure, parties may attempt to disclose, obtain or use our proprietary information which, if successful, could have a material and adverse effect on our business, results of operation and financial condition. The steps we have taken may not prevent misappropriation of our proprietary information.

Problems relating to the "Year 2000 Issue" could adversely affect our business

      We have made a preliminary assessment of our Year 2000 readiness. We plan to perform a more comprehensive Year 2000 simulation on our software during the first half of 1999. We are also in the process of contacting our third-party vendors, licensors and providers of software, hardware and services regarding their Year 2000 readiness. Following this testing and after contacting these vendors and licensors, we will be better able to make a complete evaluation of our Year 2000 readiness to determine what costs will be necessary to be Year 2000 compliant, and to determine whether contingency plans need to be developed. Our inability to correct a significant Year 2000 problem, if one exists, could result in an interruption in, or a failure of, certain of our normal business activities and operations. In addition, a significant Year 2000 problem concerning our database or the research reports and other information provided to us by our information providers could cause our users to consider seeking alternate providers of investment research or cause an unmanageable burden on our customer service and technical support capabilities. Any significant Year 2000 problem could require us to incur significant unanticipated expenses to remedy these problems and could divert management's time and attention, either of which could have a material and adverse effect on our business, results of operation and financial condition.

                     Risks Related to the Internet Industry

If Internet usage does not continue to grow, we may not be successful

      The Internet is relatively new and is rapidly evolving. Our business would be materially and adversely affected if Internet usage does not continue to grow. Internet usage may be inhibited for a number of reasons, including:

o the Internet infrastructure may not be able to support the demands placed on it or its performance and reliability may decline as usage grows;

o security and authentication concerns with respect to transmission over the Internet of confidential information, including credit card numbers, and attempts by unauthorized computer users to penetrate our network security; and

o privacy concerns, including those related to the placement by Web sites of information on a user's hard drive without the user's knowledge or consent in order to gather user information.

      Our market is characterized by rapidly changing technologies, evolving industry standards, frequent new product and service introductions, and changing customer demands. To be successful, we must adapt to our rapidly changing market by continually enhancing our existing services and adding new services to address our customers' changing demands. We could incur substantial costs if we need to modify our services or infrastructure in order to adapt to these changes. Our business, results of operation and financial condition would be materially and adversely affected if we incurred significant costs without generating additional revenues or if we cannot rapidly adapt to these changes.

If the Internet infrastructure is not adequately maintained, we may be unable to provide investment research and information services in a timely manner

      Our future success will depend, in substantial part, upon the maintenance of the Internet infrastructure, including a reliable network backbone with the necessary speed, data capacity and security, and the timely development of enabling products, including high-speed modems, for providing reliability and timely Internet access and services. To the extent that the Internet continues to experience increased numbers of users, frequency of use or increased bandwidth requirements of users, we cannot assure you that the Internet infrastructure will continue to be able to support the demands placed on it or that the performance or reliability of the Internet will not be adversely affected. Furthermore, the Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure or otherwise, and these outages or delays could adversely affect the Web sites of our contributors, subscribers or distributors. In addition, the Internet could lose its viability as a form of media due to delays in the development or adoption of new standards and protocols that can handle increased levels of activity. We cannot assure you that the infrastructure and complementary products and services necessary to maintain the Internet as a viable commercial medium will be developed or maintained. Moreover, critical issues concerning the commercial use of the Internet, including security, cost, ease of use and access, intellectual property ownership and other legal liability issues, remain unresolved and could materially and adversely affect both the growth of Internet usage generally and our business, results of operations and financial condition in particular.

We may be subject to legal claims in connection with the content we publish and distribute on the Internet

      As a publisher and distributor of online content, we face potential direct and indirect liability for claims of defamation, negligence, copyright, patent or trademark infringement, violation of the securities laws and other claims based upon the reports and data that we publish. For example, by distributing a negative investment research report, we may find ourselves subject to defamation claims, regardless of the merits of these claims. Computer failures may also result in incorrect data being published and distributed widely. In these and other instances, we may be required to engage in protracted and expensive litigation, which could have the effect of diverting management's attention and require us to expend significant financial resources. Our general liability insurance may not necessarily cover any of these claims or may not be adequate to protect us against all liability that may be imposed. Any claims or resulting litigation could have a material and adverse effect on our business, results of operations and financial condition.

We may become subject to burdensome government regulation and legal uncertainties

      The laws governing the Internet remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws, including those governing intellectual property, privacy, libel and taxation, apply to the Internet generally and the electronic distribution of investment research in particular. Legislation could dampen the growth in the use of the Internet generally and decrease the acceptance of the Internet as a communications and commercial medium, which could have a material and adverse effect on our business, results of operations and financial condition. In addition, because the growing popularity and use of the Internet has burdened the existing telecommunications infrastructure and many areas with high Internet usage have begun to experience interruptions in phone service, some local telephone carriers have petitioned governmental agencies to regulate Internet service providers and online service providers in a manner similar to long distance telephone carriers and to impose access fees on Internet service providers and online service providers. If any of these petitions or the relief that they seek is granted, the costs of communicating on the Internet could increase substantially, potentially adversely affecting the growth in the use of the Internet. Further, due to the global nature of the Internet, it is possible that, although transmissions relating to our services originate in the State of New York, governments of other states, the United States or foreign countries might attempt to regulate our services or levy sales or other taxes on our activities. We cannot assure you that violations of local or other laws will not be alleged or charged by local, state, federal or foreign governments, that we might not unintentionally violate these laws or that these laws will not be modified, or new laws enacted, in the future. Any of these developments could have a material and adverse effect on our business, results of operations and financial condition.

The market price of our shares may experience extreme price and volume fluctuations

      The stock market has, from time to time, experienced extreme price and volume fluctuations. The market prices of the securities of Internet-related companies have been especially volatile, including fluctuations that are often unrelated to the operating performance of the affected companies. Broad market fluctuations of this type may adversely affect the market price of our common stock.

      The market price of our common stock could be subject to significant fluctuations due to a variety of factors, including:

o public announcements concerning us or our competitors, or the Internet industry;

o     fluctuations in operating results;

o a downturn in the financial services industry generally or the market for securities trading in particular;

o     introductions of new products or services by us or our competitors;

o     changes in analysts' earnings estimates; and

o     announcements of technological innovations.

      In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs and a diversion of our management's attention and resources and have a material adverse effect on our business, results of operation and financial condition.

Our executive officers, directors and 5% or greater stockholders control all matters requiring a stockholder vote

      Our executive officers, directors and existing stockholders who each own greater than 5% of the outstanding common stock and their affiliates, in the aggregate, beneficially own more than 50% of our outstanding common stock. As a result, our executive officers, directors and 5% or greater stockholders will be able to exercise significant control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of us.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        NONE

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        (a)  Changes in Securities:

             NONE

        (b)  Use of Proceeds

             On March 22, 1999, the Company completed the initial public offering of 3,450,000 shares of Common Stock, of which 3,283,500 were issued and sold by the Company (the "Offering"). Net proceeds to the Company from the Offering were approximately $41.7 million. During the three months ended March 31, 1999, the Company used $41.0 million of the proceeds from the Offering to purchase marketable securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      In February 1999, in a Written Consent in Lieu of a Special Meeting of the Stockholders of the Company, a majority of the holders of the then outstanding shares of Common Stock of the Company (which majority included the majority of the holders of the Preferred Stock of the Company, voting on an as converted basis) approved the Amendment of the Restated Certificate of Incorporation of the Company, and the Amended and Restated By-laws of the Company.

ITEM 5. OTHER INFORMATION

        NONE

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

        (a) The following exhibits are filed as part of this report:

             27.1 Financial Data Schedule

        (b) The Company did not file any reports on Form 8-K during the three months ended March 31, 1999.

ITEM 7. SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                MULTEX.COM, INC.
                                  (Registrant)


Date: May 13, 1999                 /s/ Isaak Karaev
                               ------------------------------------
                               Name: Isaak Karaev
                               Title:  Chief Executive Officer


Date: May 13, 1999                /s/ Philip Callaghan
                               -------------------------------
                               Name:  Philip Callaghan
                               Title:  Chief Financial Officer