Form 10-Q
period 1999-06-30
MULTEX COM INC
filed 1999-08-04
CIK 1061310

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ending June 30, 1999

                                      OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


For the transition period from ____________________ to ____________________

                      Commission file number: __________

                               MULTEX.COM, INC.
            (Exact Name of Registrant as Specified in its Charter)

      DELAWARE                                  7375                         22-3253344
------------------------            ---------------------------          -----------------------
(State of Incorporation)            (Primary Standard Industrial             I.R.S. Employer
                                       Classification Code)              Identification Number)


                           33 MAIDEN LANE, 5TH FLOOR
                           NEW YORK, NEW YORK 10038
                                (212) 859-9800
              (Address, Including Zip Code, and Telephone Number,
       Including Area Code, of Registrant's Principal Executive Offices)

                                 ISAAK KARAEV
                            CHIEF EXECUTIVE OFFICER
                               MULTEX.COM, INC.
                           33 MAIDEN LANE, 5TH FLOOR
                           NEW YORK, NEW YORK 10038
                                (212) 859-9800
           (Name, Address, Including Zip Code, and Telephone Number,
                  Including Area Code, of Agent for Service)

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes [X]                                      No[ ]

As of June 30, 1999, there were 21,852,688 shares of the registrant's common stock outstanding.

                              INDEX TO FORM 10-Q

                                      FOR

                       MULTEX.COM, INC. AND SUBSIDIARIES


                                                                                                                            PAGE
                                                                                                                           NUMBER
                                                                                                                          -------
PART I.  FINANCIAL INFORMATION.............................................................................................   3

   ITEM 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited):.......................................................   3

            Condensed Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998................................   3

            Condensed Consolidated Statements of Operations for the three and six months
            ended June 30, 1999 and 1998...................................................................................   4

            Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and 1998................   5

            Notes to Condensed Consolidated Financial Statements June 30, 1999.............................................   6

   ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........................  11

PART II.  OTHER INFORMATION................................................................................................  27

   ITEM 1   LEGAL PROCEEDINGS..............................................................................................  27
   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS......................................................................  27
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................................................................  27
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................................  27
   ITEM 5.  OTHER INFORMATION..............................................................................................  27
   ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K................................................................................  27
   ITEM 7.  SIGNATURES.....................................................................................................  28

                         PART I.  FINANCIAL INFORMATION

                       MULTEX.COM, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS


ASSETS                                                                                   JUNE 30, 1999     DECEMBER 31, 1998
                                                                                         --------------    ------------------
                                                                                           (unaudited)        (see Note 1)
Current assets
  Cash and cash equivalents                                                               $ 21,596,882        $  2,317,675
  Marketable securities                                                                     36,525,216          20,014,680
  Accounts receivable, net                                                                   4,849,990           2,447,299
  Other current assets                                                                       1,858,409             221,184
                                                                                          -------------      ----------------
Total current assets                                                                        64,830,497          25,000,838

Property and equipment, net                                                                  3,672,091           2,843,477
Other                                                                                          602,594             124,078
                                                                                          -------------      ----------------
Total assets                                                                              $ 69,105,182        $ 27,968,393
                                                                                          =============      ================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                                        $  2,080,846        $    981,905
  Accrued expenses                                                                           3,776,861           1,599,609
  Deferred revenues                                                                          4,745,913           2,682,939
Total current liabilities                                                                   10,603,620           5,264,453
                                                                                          --------------     ----------------
Other                                                                                           44,721              58,619

Redeemable preferred stocks, authorized 2,000,000 shares:
  Series A redeemable preferred stock; $.01 par value,
      $2,500,000 aggregate liquidation preference:
      Issued and outstanding- 25,000 shares at December 31, 1998                                     -           3,459,696
  Series B redeemable preferred stock; $.01 par value,
      $5,500,000 aggregate liquidation preference:
      Issued and outstanding- 36,666 shares at December 31, 1998                                     -           7,294,411
  Series C redeemable preferred stock; $.01 par value,
      $15,000,000 aggregate liquidation preference:
      Issued and outstanding- 100,000 shares at December 31, 1998                                    -          18,064,794
  Series D redeemable preferred stock; $.01 par value,
      $10,000,000 aggregate liquidation preference:
      Issued and outstanding- 55,556 shares at December 31, 1998                                     -          11,101,685
  Series E redeemable preferred stock; $.01 par value,
      $20,000,000 aggregate liquidation preference:
      Issued and outstanding- 80,000 shares at December 31, 1998                                     -          19,939,452
Stockholders' equity (deficit):
  Preferred Stock- $.01 par value:
      Authorized- 5,000,000 shares; none issued and outstanding
      at June 30, 1999 and December 31, 1998                                                         -                   -
  Common stock  $.01 par value
     Authorized - 50,000,000 shares issued and outstanding-
        21,852,688 shares at June 30, 1999 and 3,251,125
        at December 31, 1998, respectively                                                     218,527              32,511
  Additional paid-in-capital                                                                98,527,722          (3,634,083)
  Accumulated deficit                                                                      (39,065,654)        (32,137,197)
  Deferred compensation                                                                     (1,220,038)         (1,460,000)
  Accumulated other comprehensive loss                                                          (3,716)            (15,948)
                                                                                          --------------      --------------
Total stockholders' equity (deficit)                                                        58,456,841         (37,214,717)
                                                                                          --------------      --------------
Total liabilities and stockholders' equity (deficit)                                      $ 69,105,182        $ 27,968,393
                                                                                          ==============      ==============


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       MULTEX.COM, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (unaudited)


                                                         Three Months Ended June 30,    Six Months Ended June 30,
                                                         ---------------------------    -------------------------
                                                             1999           1998           1999           1998
                                                          -----------   ------------    -----------   -----------

Revenues                                                  $ 6,115,670    $ 3,114,417    $11,141,161    $ 5,828,885
Cost of Revenues                                            1,514,619        751,750      2,840,128      1,446,051
                                                          ------------   ------------   ------------   ------------
Gross profit                                                4,601,051      2,362,667      8,301,033      4,382,834

Operating expenses:
 Sales and marketing                                        4,615,569      1,334,354      8,395,782      2,497,742
 Research and development                                     867,230        512,720      1,599,952        953,048
 General and administrative                                 3,118,600      2,378,884      6,213,773      4,383,006
                                                         -------------   ------------    -----------    -----------
Total operating expenses                                    8,601,399      4,225,958     16,209,507      7,833,796
                                                         -------------   ------------    -----------    -----------

Loss from operations                                       (4,000,348)    (1,863,291)    (7,908,474)    (3,450,962)

Other income (expense):
 Gain on sale of equipment                                         --             --             --        124,796
 Interest expenses                                             (4,432)       (37,529)       (22,247)      (348,083)
 Interest and investment income                               716,914         93,790      1,002,264        208,493
                                                         -------------    -----------   -------------   -----------
Net loss                                                   (3,287,866)    (1,807,030)    (6,928,457)    (3,465,756)

Redeemable preferred stock dividends                               --        658,189      1,188,165      1,309,146
                                                         -------------   ------------   -------------   -----------
Net loss available to common shareholders                 $(3,287,866)   $(2,465,219)   $(8,116,622)   $(4,774,902)
                                                         =============   ============   =============  ============
Basic and diluted net loss per common share                    $(0.15)        $(0.88)        $(0.59)        $(1.81)
                                                         =============   ============   =============  ============

Number of shares used in computed basic and diluted        21,817,587      2,812,128     13,673,379      2,639,371
 loss per share                                          =============   ============   =============  ============



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       MULTEX.COM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                   Six Months Ended June 30,
                                                                                --------------------------------
                                                                                    1999                 1998
                                                                                ---------------    -------------
Operating activities
Net loss                                                                          $ (6,928,457)              $(3,465,756)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Amortization of deferred compensation                                              239,962                   196,205
    Gain on sale of equipment                                                               --                  (124,796)
    Depreciation and amortization                                                    1,278,586                   709,115
    Amortization of issuance costs                                                      12,632                    23,093
    Bad debt expense                                                                   263,634                    69,000
    Changes in operating assets and
        liabilities:
      Accounts receivable                                                           (2,666,325)               (1,419,780)
      Other assets                                                                  (2,115,741)                  242,531
      Accounts payable                                                                 769,959                    27,130
      Accrued expenses                                                               2,177,252                   449,016
      Deferred revenues                                                              2,062,974                 1,395,985
      Other liabilities                                                                (13,898)                   58,619
                                                                                ---------------            --------------
Net cash used in operating activities                                               (4,919,422)               (1,839,638)

Investing activities
Purchase of marketable securities                                                  (22,060,536)               (1,268,529)
Proceeds from sale of marketable securities                                          5,550,000                 7,663,585
Proceeds from sale of equipment                                                             --                   200,953
Purchase of property and equipment                                                  (1,778,218)                 (585,264)
                                                                                ---------------            --------------
Net cash (used in) provided by investing activities                                (18,288,754)                6,010,745

Financing activities
Proceeds from issuances of stock, net of offering costs                             42,475,151                   405,773
Proceeds from long-term debt                                                                --                 1,250,000
Repayments of long-term debt                                                                --                (2,303,188)
Deferred Offering Costs                                                                     --                  (466,277)
Other liabilities                                                                           --                  (312,783)
Net cash provided by (used in) financing activities                                 42,475,151                (1,426,475)
Effect of exchange rate changes on cash and cash equivalents                            12,232                    (5,271)
                                                                                --------------             --------------
Increase in cash and cash equivalents                                               19,279,207                 2,739,361
Cash and cash equivalents, beginning of period                                       2,317,675                 2,532,983
                                                                                --------------             --------------
Cash and cash equivalents, end of period                                          $ 21,596,882               $ 5,272,344
                                                                                ==============             ==============
Supplemental disclosures of cash flow information
Noncash investing and financing activity:
     Accrued purchases of fixed assets                                            $    328,982               $    17,837
                                                                                ==============             ==============
     Sale of stock and issuance of options in connection with                     $        --                $   345,000
          acquisition of certain assets of Multex Data Group, Inc.              ==============             ==============
Interest paid                                                                     $      4,432               $   314,744
                                                                                ==============             ==============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       MULTEX.COM, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                                 JUNE 30, 1999


NOTE 1 -- BASIS OF PRESENTATION

     Multex.com, Inc. and its wholly owned subsidiaries (collectively referred to as the "Company") is a leading provider of online investment research and information services designed to meet the needs of individual and institutional investors, including investment banks, brokerage firms and corporations.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

     The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1998 included in the Company's Registration Statement on Form S-1.

NOTE 2 -- STOCKHOLDERS' EQUITY

     During March 1999, the Company completed an initial public offering of 3,450,000 shares of its common stock, of which 3,283,500 shares were issued and sold by the Company, which yielded gross proceeds of approximately $45,969,000. As a result, all outstanding shares of redeemable preferred stock were automatically converted in to 14,861,112 shares of the Company's common stock. In connection with the initial public offering the Company incurred costs of approximately $4,322,000.

     The Company issued 456,951 shares of its common stock in connection with the exercise of stock options during the six months ended June 30, 1999.

                       MULTEX.COM, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

                                 JUNE 30, 1999



NOTE 3 - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

                                                         Three Months Ended June 30,    Six Months Ended June 30,
                                                       ------------------------------  ---------------------------
                                                             1999           1998           1999           1998
                                                       --------------  --------------  -------------  ------------
Numerator:

 Net loss                                                 $(3,287,866)   $(1,807,030)   $(6,928,457)   $(3,465,756)
 Redeemable preferred stock dividends                              --        658,189      1,188,165      1,309,146
                                                         -------------  -------------  -------------  -------------
 Numerator for basic and diluted net loss per share -     $(3,287,866)   $(2,465,219)   $(8,116,622)   $(4,774,902)
  net loss available for common stockholders             =============  =============  =============  =============

Denominator:

 Denominator for basic and dilutive net loss per           21,817,587      2,812,128     13,673,379      2,639,371
  share - weighted average shares                         ------------    ----------    ------------   ------------
 Basic and diluted net loss per share                     $     (0.15)   $     (0.88)   $     (0.59)   $     (1.81)
                                                          ============   ============   ============   ============

NOTE 4 - COMPREHENSIVE LOSS


     Total comprehensive loss was approximately $3,281,000 and $8,104,000 for the three and six months ended June 30, 1999, respectively, and $2,470,000 and $4,780,000 for the three and six months ended June 30, 1998, respectively.

NOTE 5 - 1999 EMPLOYEE STOCK PURCHASE PLAN

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

NOTE 6 - 1999 STOCK OPTION PLAN

     Effective January 1999, the Company adopted the 1999 Stock Option Plan ( the "1999 Stock Plan"), which is intended to serve as the successor plan to the Company's 1993 Stock Incentive Plan (the "1993 Stock Plan"). In March 1999, outstanding stock options under the 1993 Stock Plan were incorporated into the 1999 Stock Plan, and no further options will be granted under the 1993 Stock Plan.

                       MULTEX.COM, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

                                 JUNE 30, 1999



NOTE 7 - ACQUISITION

     On June 23, 1999, the Company entered into a merger agreement to acquire Market Guide, Inc. Under the terms of the agreement, Market Guide shareholders will receive one share of the Company's common stock for each outstanding share of Market Guide stock. In the event that the merger is consummated, the Company will issue a total of approximately 5.6 million shares of its common stock. The acquisition has been approved by both companies' Boards of Directors and is subject to the approval by the stockholders of both companies and to certain other conditions. The merger is expected to be accounted for as a pooling of interests.

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

OVERVIEW

     Multex.com is a leading provider of online investment research and information services designed to meet the needs of individual and institutional investors, including investment banks, brokerage firms and corporations. We offer four main services as follows:

 .  MultexNET, which was launched in June 1996;
 .  MultexEXPRESS, which was launched in January 1997;
 . Multex Research-On-Demand, which was launched in April 1997; and . Multex Investor Network, which was launched in November 1998.

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

     On March 17, 1999, we completed our initial public offering of 3,450,000 shares of Common Stock, of which 3,283,500 shares were issued and sold by the Company, at a price of $14.00 per share. The net proceeds of approximately $41.6 million from the initial public offering were added to our working capital. Pending use of the proceeds, we have invested the funds in short term, interest bearing investment grade obligations.

     We continue to expand our operations and have grown from 149 employees at December 31, 1998 to 187 employees at June 30, 1999. We expect to add additional personnel both in the United States and abroad as our operations expand. We currently expect to significantly increase our operating expenses both on an absolute basis and as a percentage of revenues in order to expand our sales and marketing operations, to continue to expand internationally and to continuously upgrade and enhance our services and technologies. As a result of these and other factors, there can be no assurance that we will not incur significant losses on a quarterly and annual basis for the foreseeable future.

     We have incurred significant losses since our inception, and as of June 30, 1999 had an accumulated deficit of $39.1 million. In addition, we have recorded cumulative deferred compensation of $1.9 million, which represents the difference between the exercise price of stock options for shares of common stock granted to some of our employees and the fair market value of our common stock at the date of grant. Of the total deferred compensation amount, $465,000 was amortized prior to December 31, 1998 and $240,000 was amortized during the six months ended June 30, 1999. The remaining deferred compensation amount will be amortized over the remaining vesting periods of the related options. We believe that period-to-period comparisons of our operating results are not necessarily meaningful and that the results for any period should not be relied upon as an indication of future performance.

     Historically, a few of our subscribers and distributors have accounted for a substantial majority of our revenues. For the year ended December 31, 1998, Merrill Lynch accounted for 9.7% of our consolidated revenues, and for the six months ended June 30, 1999, Merrill Lynch accounted for 13.4% of our consolidated revenues. The loss of Merrill Lynch, or any of our other subscribers or distributors, could have a material and adverse effect on our business, results of operations and financial condition.

RECENT DEVELOPMENTS

     Market Guide Acquisition

     On June 23, 1999, Multex.com announced that it had signed a definitive agreement with Market Guide Inc. for Multex.com to acquire Market Guide, a leading provider of financial information on the Internet. The transaction is structured as a merger of a newly formed subsidiary with and into Market Guide, with Market Guide shareholders receiving approximately 5.6 million shares of Multex.com stock.

     Market Guide is an industry-leading Internet provider of value-added financial content for both individual investors and institutional investors, covering over 12,000 publicly traded companies. Following the consummation of the acquisition, Market Guide expects to make Multex.com's investment research and earnings estimates available through its Web site, http://www.marketguide.com, as well as through its over 100 leading Internet distribution partners, which include leading brands such as America Online, Ameritrade, Bridge Information Systems, CBS MarketWatch, Charles Schwab & Co., CNNfn, E-Trade, FactSet Research Systems, Reuters, The Motley Fool, The Street.com, Wall Street Journal Interactive, Waterhouse Securities and Yahoo!.

     The acquisition will enable Multex.com to leverage Market Guide's extensive Internet distribution network, unique financial content and brand. In addition, the acquisition will allow Multex.com to substantially increase the quantity and scope of its proprietary financial content and analysis, strengthening the Company's position as a leading online investment research network for individual and institutional investors. Multex.com expects to integrate Market Guide's proprietary financial databases into all its Internet research services, including MultexNET, MultexEXPRESS, Multex Research-on-Demand and Multex Investor Network.

     Under the terms of the merger agreement, Market Guide shareholders will receive one share of Multex.com stock for each outstanding share of Market Guide stock. The acquisition, which is expected to close during the fourth quarter of 1999, has been approved by both companies' Boards of Directors and is subject to customary conditions including approval by the stockholders of Multex.com and Market Guide. Multex.com, Inc. expects to account for this transaction under the pooling method of accounting. Market Guide Inc. will retain its key management and be operated as a wholly owned subsidiary of Multex.com, Inc. In addition to continuing to serve as Market Guide's President and CEO, Homi Byramji is expected to join Multex.com's Board of Directors.

     Intuit Transaction

     In April 1999, Multex.com entered into an agreement with Intuit, Inc. Pursuant to this agreement, for a period of two years, Multex.com will be the exclusive provider of commingled broker research to Intuit's Quicken.com Web site and Quicken.com's partner Web sites -- Excite, AOL.com, Webcrawler and Prodigy Internet.

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

     Revenues increased 96.4% to $6.1 million in the three months ended June 30, 1999 from $3.1 million in the equivalent period in 1998. Revenues increased 91.1% to $11.1 million in the six months ended June 30, 1999 from $5.8 million in the equivalent period in 1998. The increase in revenues in this period was due to an increase in demand for all of our products and from revenues generated by the Multex Investor Network, which was launched in November 1998.

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

     Cost of revenues increased 101.5% to $1.5 million in the three months ended June 30, 1999 from $752,000 in the equivalent period in 1998. Cost of revenues increased 96.4% to $2.8 million in the six months ended June 30, 1999 from $1.4 million in the equivalent period in 1998. As a percentage of revenues, cost of revenues increased to 24.8% in the three months ended June 30, 1999 from 24.1% in the equivalent period in 1998. As a percentage of revenues, cost of revenues increased to 25.5% in the six months ended June 30, 1999 from 24.8% in the equivalent period in 1998. The increase in cost of revenues in dollar terms in the six months ended June 30, 1999 was primarily due to the increased demand for all of our products and from fees payable as a result of revenues generated by the Multex Investor Network. The gross margin for the three and the six months ended June 30, 1999 was slightly less than that achieved for the equivalent period in 1998 due to lower margins being achieved on the distribution of certain of our services, specifically the distribution of MultexNET through Reuters, offset by the fact that no sales of equipment occurred in the first six months of 1999, unlike the equivalent period in 1998. Such equipment sales are conducted at relatively low gross margins.

     Operating Expenses

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, advertising, public relations, tradeshow expenses and costs of marketing materials. Sales and marketing expenses increased 246% to $4.6 million in the three months ended June 30, 1999 from $1.3 million in the equivalent period in 1998. As a percentage of revenues, sales and marketing expenses increased to 75.5% in the three months ended June 30, 1999 from 42.8% in the equivalent period in 1998. Sales and marketing expenses increased 236% to $8.4 million in the six months ended June 30, 1999 from $2.5 million in the equivalent period in 1998. As a percentage of revenues, sales and marketing expenses increased to 75.4% in the six months ended June 30, 1999 from 42.9% in the equivalent period in 1998. The increase in sales and marketing expenses in dollar terms in both the three and six months ended June 30, 1999 was due to an expansion of our sales force, both domestically and internationally, increased marketing activities, including the complete redesign of our marketing materials, and in particular, significant expenditure to increase the brand awareness of the Multex Investor Network. We expect sales and marketing expenses to increase significantly in dollar terms as we continue to expand the Multex Investor Network, increase brand awareness, hire additional sales and marketing personnel, and expand internationally.

     Research and Development. Research and development expenses consist primarily of salaries and benefits. Research and development expenses increased to $867,000 in the three months ended June 30, 1999 from $513,000 in the equivalent period in 1998, representing an increase of 69.1%. As a percentage of revenues, research and development expenses decreased to 14.2% in the three months ended June 30, 1999 from 16.5% in the equivalent period in 1998. Research and development expenses increased to $1.6 million in the six months ended June 30, 1999 from $953,000 in the equivalent period in 1998, representing an increase of 67.9%. As a percentage of revenues, research and development expenses decreased to 14.4% in the six months ended June 30, 1999 from 16.4% in the equivalent period in 1998. The increase in research and development expenses in dollar terms was primarily due to an increase in the number of developers employed. We believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, expect research and development expenses to increase significantly in dollar terms in future periods.

     General and Administrative. General and administrative expenses consist primarily of salaries and benefits, fees for professional services and facility expenses, including depreciation of assets. General and administrative expenses increased 31.1% to $3.1 million in the three months ended June 30, 1999 from $2.4 million in the equivalent period in 1998. As a percentage of revenues, general and administrative expenses decreased to 51.0% in the three months ended June 30, 1999 from 76.4% in the equivalent period in 1998. General and administrative expenses increased 41.8% to $6.2 million in the six months ended June 30, 1999 from $4.4 million in the equivalent period in 1998. As a percentage of revenues, general and administrative expenses decreased to 55.8% in the six months ended June 30, 1999 from 75.2% in the equivalent period in 1998. The increase in general and administrative expenses in dollar terms in both the three and six months ended June 30, 1999 was primarily due to increased personnel, professional service fees and facility expenses necessary to support our domestic and international growth. We expect that general and administrative expenses will increase in future periods as we hire additional personnel and incur additional costs related to the growth of our business and our operations as a public company.

     Loss from Operations

     As described above, we have invested heavily in establishing a brand name for our services, expanding internationally, continuing to develop new services and maintaining our technological advantage, and increasing the number of our employees as we seek to increase our market share. For the foregoing reasons, loss from operations increased 115% to $4.0 million in the three months ended June 30, 1999 from $1.9 million in the equivalent period in 1998. As a percentage of revenues, loss from operations was 65.4% in the three months ended June 30, 1999 and 59.8% in the equivalent period in 1998. For the same foregoing reasons, loss from operations increased 129% to $7.9 million in the six months ended June 30, 1999 from $3.5 million in the equivalent period in 1998. As a percentage of revenues, loss from operations was 71% in the six months ended June 30, 1999 and 59.2% in the equivalent period in 1998.

     Interest Income (Expense) and Other Income

     Net interest income was $712,000 in the three months ended June 30, 1999 as compared to net interest income of $56,000 in the equivalent period in 1998. Net interest income was $980,000 in the six months ended June 30, 1999 as compared to net interest expense of $140,000 in the equivalent period in 1998. The changes in net interest income/expense are attributable to the changes in cash available for investing and fluctuations in borrowings. In the six months ended June 30, 1998, a gain on the sale of leased equipment of $125,000 was realized. There was no comparable transaction in the equivalent period in 1999.

     Net Loss

     The Company recorded a net loss of $3.3 million and $1.8 million for the three months ended June 30, 1999 and 1998, respectively, or $0.15 and $0.88 per share, respectively. The Company recorded a net loss of $6.9 million and $3.5 million for the six months ended June 30, 1999 and 1998, respectively, or $0.59 and $1.81 per share, respectively. The increase in the net loss was primarily due to our investing heavily in establishing a brand name for our services, expanding internationally, continuing to develop new services and maintaining our technological advantage, and increasing the number of our employees as we seek to increase our market share.

     The Company computed a pro forma loss per share that assumes that all shares of common stock outstanding at June 30, 1999 and 1998 were outstanding from January 1, 1999 and 1998, respectively, and also assumes that all stock options outstanding at June 30, 1999 and 1998 were exercised on January 1, 1999 and 1998, respectively, and assumes the conversion of all redeemable preferred stock into 14,861,112 shares of the Company's common stock at January 1, 1998. This pro forma loss was $0.14 and $0.09 per share for the three months ended June 30, 1999 and 1998, respectively, and $0.28 and $0.17 per share for the six months ended June 30, 1999 and 1998, based upon 24,327,487 shares outstanding for the three and six months ended June 30, 1999 and 19,850,987 shares outstanding for the three and six months ended June 30, 1998.

INCOME TAXES

     At December 31, 1998, we had net operating loss carryforwards of approximately $26,200,000 and research and development credits of approximately $700,000 for income tax purposes that expire in 2009 through 2013. The utilization of these loss carryforwards and credits are subject to annual limitations pursuant to Section 382 of the Internal Revenue Code of 1986.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations primarily through the sale of equity securities as we have not generated cash flow from operations since our inception. Through June 30, 1999, we have received an aggregate of $94.3 million in net proceeds from the sale of five series of convertible preferred stock and our initial public offering. At June 30, 1999, we had $21.6 million of cash and cash equivalents. Our principal commitments consist of obligations under operating leases.

     Net cash used in operating activities was $4.9 million in the six months ended June 30, 1999, and $1.8 million in the equivalent period in 1998. The principal use of cash for all periods was to fund our losses from operations.

     Net cash used in investing activities was $18.3 million in the six months ended June 30, 1999, as compared to net cash provided by investing activities of $6 million in the equivalent period in 1998. Cash used in investing activities was primarily related to purchases of marketable securities and cash generated by investing activities was primarily related to the sale of marketable securities and equipment.

     Net cash provided by financing activities was $42.5 million in the six months ended June 30, 1999, and net cash used by financing activities was $1.4 million for the equivalent period in 1998. Net cash provided by and used by financing activities primarily consisted of net proceeds from the sale of equity securities in 1999 and borrowings under bank lines of credit, which were offset in part by repayments of bank debt and lease obligations in 1998.

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

     State of Readiness. We have begun to assess the Year 2000 readiness of our information technology systems, including the hardware and software that enable us to provide and deliver our MultexNET, MultexEXPRESS, Multex Research-On-Demand and Multex Investor Network services, and our non-information technology systems. Our assessment plan consists of the following:

 . quality assurance testing of our internally developed proprietary software incorporated in our MultexNET, MultexEXPRESS, Multex Research-On-Demand and Multex Investor Network services;

 . contacting third-party vendors and licensors of material hardware, software and services that are both directly and indirectly related to the delivery of our MultexNET, MultexEXPRESS, Multex Research-On-Demand and Multex Investor Network services;

 .  contacting providers of material non-information technology systems;

 .  assessment of repair or replacement requirements;

 .  repair or replacement;

 .  implementation; and

 .  creation of contingency plans in the event of Year 2000 failures.

     We have performed a comprehensive Year 2000 simulation on our software incorporated in our MultexNET, MultexEXPRESS, Multex Research-On-Demand and Multex Investor Network services during the first half of 1999 to test system readiness. Based on the results of this simulation, we intend to revise the code of our software for our product offerings as necessary to improve our Year 2000 compliance. We have been informed by many of our vendors of material hardware and software components of our information technology systems that the products used by us are currently Year 2000 compliant. We will require vendors of our other material hardware and software components of our information technology systems to provide assurances of their Year 2000 compliance. We plan to complete this vendor process during the first half of 1999. We are currently assessing the materiality of our non-information technology systems and will seek assurances of Year 2000 compliance from providers of material non-information technology systems. Until this testing is complete and these vendors and providers are contacted and have responded, we will not be able to completely evaluate whether our information technology systems or non-information technology systems will need to be revised or replaced.

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

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

     Because we have a limited operating history, there is limited information upon which you can evaluate our business

     Although we commenced our operations in April 1993, all of our current services were launched since June 1996. Accordingly, we have a limited operating history upon which you can evaluate our business. In order to be successful, we must increase our revenues from subscription fees for MultexNET and MultexEXPRESS, generate additional sales of investment research on a pay-per-view basis through Multex Research-On-Demand and attract more users to Multex Investor Network. However, as an early stage company in the new and rapidly evolving market for the distribution of investment research and other information over the Internet, we face numerous risks and uncertainties. Some of these risks relate to our ability to:

 .  anticipate and adapt to the changing Internet market;

 .  attract more subscribers;

 . continue to collect investment research and other financial information from our research and information providers;

 . implement our sales and marketing initiatives, both domestically and internationally;

 .  attract, retain and motivate qualified personnel;

 .  respond to actions taken by our competitors;

 . continue to build an infrastructure to effectively manage our growth and handle any future increased usage; and

 .  integrate acquired businesses, technologies, products and services.

     If we are unsuccessful in addressing these risks or in executing our business strategy, our business, results of operations and financial condition would be materially and adversely affected.

We have a history of losses and expect future losses

     Since our incorporation, we have not been profitable on an annual or quarterly basis. We incurred net losses of $6.4 million, $8.0 million and $9.7 million for the years ended December 31, 1996, 1997 and 1998 and a net loss of $6.9 million for the six months ended June 30, 1999. We expect operating losses and negative cash flows to continue for the foreseeable future as we continue to incur significant operating expenses and make capital investments in our business. We may not ever generate sufficient revenues to achieve profitability. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. At June 30, 1999, we had an accumulated deficit of $39.1 million. We have financed our operations to date primarily through the sale of equity securities.

Fluctuations in our operating results may negatively impact our stock price

     Our revenues, margins and operating results have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. These factors include:

 .  demand for our services;

 .  the size and timing of both new and renewal subscriptions;

 . the number, timing and significance of new services introduced by both us and our competitors;

 . our ability to develop, market and introduce new and enhanced services on a timely basis;

 .  the level of service and price competition;

 .  changes in operating expenses;

 .  changes in the mix of services offered;

 .  changes in our sales incentive strategy;

 . sharp declines in the volume of securities transactions or the prices of securities generally; and

 .  general economic factors.

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

Royalty payments and distribution fees to research providers and strategic partners increase our costs

     Royalties and distribution fees payable to our information providers and strategic partners to obtain distribution rights to research reports included in Multex Research-On-Demand constitute a significant portion of our cost of revenues. If we are required to increase the royalties payable to these information providers or strategic partners, these increased payments could have a material and adverse effect on our business, results of operations and financial condition.

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

     Other companies provide and distribute investment research

     We face direct and indirect competition for both providers of investment research and other reports, and for subscribers, with the following types of companies:

 .  large and well-established distributors of financial information, including
   Thomson Financial Services, through its subsidiaries First Call and Investext, and Institutional Brokers Estimate System, a subsidiary of Primark Corp.;

 . companies that provide investment research, including investment banks and brokerage firms, many of whom have their own Web sites;

 . other providers of either free or subscription research services on the Internet;

 . services provided by some of our strategic distributors which are competitive in one or more respects with our service offerings;

 .  numerous prospective competitors, including Standard & Poor's, Market Guide,
   Moody's and Zacks Investment Research, that offer investment research-based services;

 . various written publications, including traditional media, investment newsletters, personal financial magazines and industry research appearing in financial periodicals; and

 . services provided by in-house management information services personnel and independent systems integrators.

     Various public sources provide extensive company information for free

     We also face competition due to the fact that extensive company-specific information, as well as general investment research relating to particular industries, may be obtained, frequently without charge, from various public sources, including:

 .  annual reports;

 .  Standard & Poor's company-specific reports; and

 .  Value Line investment research reports.

These reports are all available from public libraries and from the companies about which these reports relate.

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

We have a high level of customer concentration and our business could be materially and adversely affected if we were to lose a major subscriber or distributor

     Historically, a few of our subscribers and distributors have accounted for a substantial majority of our revenues. Specifically, 28% of our revenues in the year ended December 31, 1998 were generated by Bloomberg, Reuters, Merrill Lynch & Co. and Gruntal & Co. In addition, approximately 500,000 of the 600,000 end-users of MultexEXPRESS are generated from one MultexEXPRESS installation. The loss of any major subscriber or distributor, or any reduction or delay in subscriptions by any subscriber or distributor, or our failure to successfully market our services to new subscribers or distributors could have a material and adverse effect on our business, results of operations and financial condition.

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

Rapid growth in our future operations could strain our managerial, operational and financial resources

     We have experienced rapid growth in our operations. At June 30, 1999, we had a total of 187 employees, as compared to 149 employees at December 31, 1998 and 107 employees at December 31, 1997. We expect that the number of our employees will continue to increase for the foreseeable future. This rapid growth has placed, and our anticipated future growth will continue to place, a significant strain on our managerial, operational and financial resources. As a result, we will need to continue to improve our operational and financial systems and managerial controls and procedures. In addition, our future success will also depend on our ability to expand, train and manage our workforce, in particular our sales and marketing organization, both domestically and internationally. We will also have to maintain close coordination among our technical, accounting, finance, marketing, sales and editorial personnel. If we are unable to accomplish any of these objectives, our business, results of operations and financial condition could be materially and adversely affected.

The loss of any of our key personnel could have a material and adverse effect

     Our future success will depend, in substantial part, on the continued service of our senior management, including Mr. Isaak Karaev, our Chairman, President and Chief Executive Officer, and key technical and sales personnel, none of whom has entered into an employment agreement with us other than a non-competition/non-disclosure agreement. We maintain a key person life insurance policy in the amount of $2.0 million on the life of Mr. Karaev. The loss of the services of one or more of our key personnel could have a material and adverse effect on our business, results of operations and financial condition. Our future success will also depend on our continuing ability to attract, retain and motivate highly qualified technical, sales and marketing, customer support, financial and accounting, and managerial personnel. Competition for this personnel, in particular information technology professionals, is intense, and we cannot assure you that we will be able to retain our key personnel or that we will be able to attract, assimilate or retain other highly qualified personnel in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

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

Our failure to successfully integrate the Market Guide acquisition and any future acquisitions could strain our managerial, operational and financial resources

     In addition to the Market Guide acquisition, we may, from time to time, pursue acquisitions of businesses, customer lists, products or technologies that complement or expand our existing business. We evaluate potential acquisition opportunities from time to time, including those that could be material in size and scope. Acquisitions involve a number of risks, including the diversion of management's attention from day-to-day operations to the assimilation of the operations and personnel of the acquired companies and the incorporation of acquired operations, customer lists, products or technologies. Acquisitions could also have a material and adverse effect on our business, results of operations or financial condition, and could result in dilutive issuances of equity securities, the incurrence of debt and the loss of key employees. In addition, many acquisitions must be accounted for using the purchase method of accounting and, because most software-related acquisitions involve the purchase of significant intangible assets, these acquisitions typically result in substantial amortization charges and charges for acquired research and development projects, which could have a material and adverse effect on our business, results of operations and financial condition. We cannot assure you that the Market Guide acquisition or any other acquisitions will be successfully completed or that, if one or more acquisitions are completed, the acquired businesses, customer lists, products or technologies will generate sufficient revenue to offset the associated costs or other adverse effects.

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

Problems relating to the "Year 2000 Issue" could adversely affect our business

     We performed a comprehensive Year 2000 simulation on our software during the first half of 1999. We have also contacted our third-party vendors, licensors and providers of software, hardware and services regarding their Year 2000 readiness. The results of our testing showed that all of our internal software and databases will perform correctly through the Year 2000. Due to the highly dynamic nature of our business, however, we will continue the testing process through the Year 2000 and we will continue to confirm that third-party vendors, licensors and providers are Year 2000 ready. Our inability to correct a significant Year 2000 problem, if one exists, could result in an interruption in, or a failure of, certain of our normal business activities and operations. In addition, a significant Year 2000 problem concerning our database or the research reports and other information provided to us by our information providers could cause our users to consider seeking alternate providers of investment research or cause an unmanageable burden on our customer service and technical support capabilities. Any significant Year 2000 problem could require us to incur significant unanticipated expenses to remedy these problems and could divert management's time and attention, either of which could have a material and adverse effect on our business, results of operation and financial condition.

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

     The market price of our common stock could be subject to significant fluctuations due to a variety of factors, including:

 . public announcements concerning us or our competitors, or the Internet industry;

 .  fluctuations in operating results;

 . a downturn in the financial services industry generally or the market for securities trading in particular;

 .  introductions of new products or services by us or our competitors;

 .  changes in analysts' earnings estimates; and

 .  announcements of technological innovations.

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

Our executive officers, directors and 5% or greater stockholders can significantly influence all matters requiring a stockholder vote

     Our executive officers, directors and existing stockholders who each own greater than 5% of the outstanding common stock and their affiliates, in the aggregate, beneficially own 39.5% of our outstanding common stock. As a result, our executive officers, directors and 5% or greater stockholders will be able to significantly influence the outcome of all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of us.

                    Risks Related to the Internet Industry

If Internet usage does not continue to grow, we may not be successful

     The Internet is relatively new and is rapidly evolving. Our business would be materially and adversely affected if Internet usage does not continue to grow. Internet usage may be inhibited for a number of reasons, including:

 . the Internet infrastructure may not be able to support the demands placed on it or its performance and reliability may decline as usage grows;

 . security and authentication concerns with respect to transmission over the Internet of confidential information, including credit card numbers, and attempts by unauthorized computer users to penetrate our network security; and

 . privacy concerns, including those related to the placement by Web sites of information on a user's hard drive without the user's knowledge or consent in order to gather user information.

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

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

       NONE

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a)  Changes in Securities:

              NONE

         (b)  Use of Proceeds

          On March 22, 1999, the Company completed the initial public offering of 3,450,000 shares of Common Stock, of which 3,283,500 were issued and sold by the Company (the "Offering"). Net proceeds to the Company from the Offering were approximately $41.6 million. During the six months ended June 30, 1999, the Company used $41.0 million of the proceeds from the Offering to purchase marketable securities and cash equivalents.

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

ITEM 5.  OTHER INFORMATION

         NONE

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

       (a)  The following exhibits are filed as part of this report:

            27.1 Financial Data Schedule

       (b) The Company did not file any reports on Form 8-K during the three months ended June 30, 1999.

ITEM 7.  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           MULTEX.COM, INC.
                                           (Registrant)


Date: August 4, 1999                       /s/ Isaak Karaev
                                           ----------------

                                           Name:  Isaak Karaev
                                           Title:  Chief Executive Officer

Date: August 4, 1999                       /s/ Philip Callaghan
                                           --------------------
                                           Name:  Philip Callaghan
                                           Title:  Chief Financial Officer