Form 10-Q
period 1999-09-30
MULTEX COM INC
filed 1999-11-15
CIK 1061310

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


               For the quarterly period ending September 30, 1999


                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

  For the transition period from ____________________ to ____________________

                        Commission file number: 0-24559
                                                -------

                                MULTEX.COM, INC.
           -----------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

      DELAWARE                                  7375                                 22-3253344
-----------------------              ----------------------------               ---------------------
(State of Incorporation)             (Primary Standard Industrial                  I.R.S. Employer
                                         Classification Code)                   Identification Number)

                           33 MAIDEN LANE, 5TH FLOOR
                            NEW YORK, NEW YORK 10038
                                 (212) 859-9800
           -----------------------------------------------------------
              (Address, Including Zip Code, and Telephone Number,
       Including Area Code, of Registrant's Principal Executive Offices)



Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes [X]             No [ ]

As of November 5, 1999, there were 26,807,481 shares of the registrant's common stock outstanding.

                               INDEX TO FORM 10-Q
                                      FOR
                       MULTEX.COM, INC. AND SUBSIDIARIES

                                                                                                                PAGE
                                                                                                               NUMBER
                                                                                                               ------
PART I.  FINANCIAL INFORMATION....................................................................................3

       ITEM 1:    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited):........................................3

                  Condensed Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998............3

                  Condensed Consolidated Statements of Operations for the three and nine months ended
                   September 30, 1999 and 1998....................................................................4

                  Condensed Consolidated Statements of Cash Flows for the nine months ended September 30,
                    1999 and 1998.................................................................................5

                  Notes to Condensed Consolidated Financial Statements September 30, 1999.........................6

       ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......... 9

PART II.  OTHER INFORMATION......................................................................................28

       ITEM 1.    LEGAL PROCEEDINGS..............................................................................28

       ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS......................................................28

       ITEM 3.    DEFAULTS UPON SENIOR SECURITIES................................................................28

       ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................28

       ITEM 5.    OTHER INFORMATION..............................................................................28

       ITEM 6.    EXHIBITS AND REPORT ON FORM 8-K................................................................28

       ITEM 7.    SIGNATURES.....................................................................................29


                         PART I.  FINANCIAL INFORMATION
                       MULTEX.COM, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (in thousands, except share data)

ASSETS                                                                                      SEPTEMBER 30,     DECEMBER 31,
                                                                                            -------------     -------------
                                                                                                1999             1998
                                                                                                ----             ----
                                                                                             (unaudited)      (see Note 1)
Current assets
  Cash and cash equivalents                                                                        $  4,802       $  4,156
  Marketable securities                                                                              46,175         20,015
  Accounts receivable, net                                                                            6,888          3,668
  Other current assets                                                                                3,649            684
                                                                                                   --------       --------
Total current assets                                                                                 61,514         28,523

Property and equipment, net                                                                           6,994          4,470
Other                                                                                                 1,616            190
                                                                                                   --------       --------
Total assets                                                                                       $ 70,124       $ 33,183
                                                                                                   ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                                                 $  8,471       $  1,230
  Accrued expenses                                                                                    3,109          1,600
  Current portion of long term debt                                                                     157            157
  Current portion of capital lease obligations                                                          242            202
  Deferred revenues                                                                                   4,767          3,376
                                                                                                   --------       --------
Total current liabilities                                                                            16,746          6,565

Long term liabilities:
  Long term debt                                                                                        144            236
  Capital lease obligations                                                                             262            167
  Deferred rent                                                                                         922            419
  Other                                                                                                  38             59
                                                                                                   --------       --------
Total long term liabilities                                                                           1,366            881

Redeemable preferred stock, authorized 2,000,000 shares:
  Series A redeemable preferred stock; $.01 par value,
      $2,500,000 aggregate liquidation preference:
      Issued and outstanding- 25,000 shares at December 31, 1998                                          -          3,460
  Series B redeemable preferred stock; $.01 par value,
      $5,500,000 aggregate liquidation preference:
      Issued and outstanding- 36,666 shares at December 31, 1998                                          -          7,294
  Series C redeemable preferred stock; $.01 par value,
      $15,000,000 aggregate liquidation preference:
      Issued and outstanding- 100,000 shares at December 31, 1998                                         -         18,065
  Series D redeemable preferred stock; $.01 par value,
      $10,000,000 aggregate liquidation preference:
      Issued and outstanding- 55,556 shares at December 31, 1998                                          -         11,102
  Series E redeemable preferred stock; $.01 par value,
      $20,000,000 aggregate liquidation preference:
      Issued and outstanding- 80,000 shares at December 31, 1998                                          -         19,939
Stockholders' equity (deficit):
  Preferred Stock- $.01 par value:
      Authorized- 5,000,000 shares; none issued and outstanding
      at September 30, 1999 and December 31, 1998                                                         -              -
  Common stock  $.01 par value
     Authorized - 50,000,000 shares:  issued and outstanding-
        26,759,541 shares at September 30, 1999 and 8,043,338
        at December 31, 1998                                                                            268             80
  Additional paid-in-capital                                                                        104,745          2,039
  Accumulated deficit                                                                               (51,826)       (34,766)
  Deferred compensation                                                                              (1,100)        (1,460)
  Accumulated other comprehensive loss                                                                  (75)           (16)
                                                                                                   --------       --------
Total stockholders' equity (deficit)                                                                 52,012        (34,123)
                                                                                                   --------       --------
Total liabilities and stockholders' equity (deficit)                                               $ 70,124       $ 33,183
                                                                                                   ========       ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       MULTEX.COM, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited; in thousands, except per share data)


                                                         Three Months Ended      Nine Months Ended
                                                            September 30,          September 30,
                                                         -------------------     -----------------
                                                           1999       1998        1999       1998
                                                         --------    -------    -------    --------
Revenues                                                 $ 10,929    $ 5,569    $ 27,279    $15,349
Cost of revenues                                            2,671      1,221       6,878      3,567
                                                         --------    -------    --------    -------
Gross profit                                                8,258      4,348      20,401     11,782

Operating expenses:
   Sales and marketing                                      6,619      2,083      15,626      5,174
   Research and development                                 2,039        728       4,272      2,168
   General and administrative                               4,776      3,115      12,869      8,838
                                                         --------    -------    --------    -------
Total operating expenses                                   13,434      5,926      32,767     16,180
                                                         --------    -------    --------    -------

Loss from operations                                       (5,176)    (1,578)    (12,366)    (4,398)

Other income (expense):
   Gain on sale of equipment                                   --         --          --        125
   Offering expenses                                           --         --          --       (841)
   Merger related expenses                                 (5,606)        --      (5,606)        --
   Interest expenses                                          (31)       (36)        (96)      (434)
   Interest and investment income                             716         73       1,752        290
                                                         --------    -------    --------    -------
Loss from continuing operations before income taxes       (10,097)    (1,541)    (16,316)    (5,258)
Income taxes                                                 (234)        (7)       (716)       (17)
                                                         --------    -------    --------    -------
Loss from continuing operations                           (10,331)    (1,548)    (17,032)    (5,275)

Discontinued operations:
    Income (loss) from discontinued operations                 --       (255)        318       (854)
    Gain on sale of discontinued operations                    --         --         225         --
                                                         --------    -------    --------    -------
Net loss                                                  (10,331)    (1,803)    (16,489)    (6,129)

Redeemable preferred stock dividends                           --       (665)     (1,188)    (1,975)
                                                         --------    -------    --------    -------

Net loss available to common shareholders                $(10,331)   $(2,468)   $(17,677)   $(8,104)
                                                         =========   ========   ========    =======

Earnings (loss) per share:
   Continuing operations, net of redeemable preferred
    stock dividends                                        $(0.39)    $(0.29)     $(0.86)    $(0.97)

   Discontinued operations                                     --      (0.03)       0.03      (0.11)
                                                         --------    -------    --------    -------
   Loss per share available to common shareholders         $(0.39)    $(0.32)     $(0.83)    $(1.08)
                                                         ========    =======    ========    =======

Number of shares used in computed basic and diluted        26,690      7,792      21,237      7,510
 loss per share
                                                         ========    =======    ========    =======



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       MULTEX.COM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (unaudited; in thousands)

                                                                                        Nine Months Ended September 30,
                                                                                      -----------------------------------
                                                                                        1999                      1998
                                                                                      ---------                ----------
Operating activities
Net loss                                                                              $(16,489)                  $(6,129)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Amortization of deferred compensation                                                  360                       318
    Gain on sale of equipment                                                               --                      (125)
    Depreciation and amortization                                                        2,385                     1,327
    Amortization of issuance costs                                                          13                        35
    Deferred rent                                                                          503                        (4)
    Issuance of common stock                                                                --                        18
    Bad debt expense                                                                       564                       114
    Accumulated deficit adjustment (Note 1)                                               (571)                      326

    Changes in operating assets and
        liabilities:
      Accounts receivable                                                               (3,784)                   (1,095)
      Other current assets                                                              (2,965)                     (144)
      Other assets                                                                      (1,426)                      178
      Accounts payable                                                                   6,537                       653
      Accrued expenses                                                                   1,509                        88
      Deferred revenues                                                                  1,391                     1,667
      Other liabilities                                                                    (21)                       58
                                                                                      ---------                ----------
Net cash used in operating activities                                                  (11,994)                   (2,715)

Investing activities
Purchase of marketable securities                                                      (42,267)                   (1,269)
Proceeds from sale of marketable securities                                             16,050                     8,932
Proceeds from sale of equipment                                                             --                       201
Purchase of property and equipment                                                      (3,925)                   (1,230)
                                                                                      ---------                ----------
Net cash (used in) provided by investing activities                                    (30,142)                    6,634

Financing activities
Proceeds from issuances of stock, net of offering costs                                 43,021                       550
Repayments of long-term debt                                                               (92)                   (2,401)
Proceeds from long-term debt                                                                --                     1,250
Repayments of capital leases                                                              (145)                       --
Other liabilities                                                                           --                      (313)
                                                                                      ---------                ----------
Net cash provided by (used in) financing activities                                     42,784                      (914)
Effect of exchange rate changes on cash and cash equivalents                                (2)                       (8)
                                                                                      ---------                ----------
Increase in cash and cash equivalents                                                      646                     2,997
Cash and cash equivalents, beginning of period                                           4,156                     3,343
                                                                                      ---------                ----------
Cash and cash equivalents, end of period                                              $  4,802                   $ 6,340
                                                                                      =========                ==========

Supplemental disclosures of cash flow information
Noncash investing and financing activity:
     Acquisition of fixed assets through capital leases                               $    280                   $     --
                                                                                      =========                ==========
     Accrued purchases of fixed assets                                                $    704                   $    48
                                                                                      =========                ==========
     Sale of stock and issuance of options in connection with
          acquisition of certain assets of Multex Data Group, Inc.                    $     --                   $   345
                                                                                      =========                ==========
     Interest paid                                                                    $     83                   $   389
                                                                                      =========                ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       MULTEX.COM, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               SEPTEMBER 30, 1999


NOTE 1 -- BASIS OF PRESENTATION

     Multex.com, Inc. ("Multex.com") and its wholly owned subsidiaries (collectively referred to as the "Company") is a leading provider of online investment research and information services designed to meet the needs of individual and institutional investors, including investment banks, brokerage firms and corporations.

     The accompanying condensed consolidated financial statements have been restated to reflect the September 23, 1999 acquisition of Market Guide Inc. ("Market Guide") which was accounted for as a pooling of interests. The pooling of interests method of accounting requires the restatement of all periods as if the Company and Market Guide had always been combined.

     The condensed consolidated balance sheet at September 30, 1999 combines the balance sheets of Multex.com and Market Guide as of September 30, 1999 and August 31, 1999, respectively. The condensed consolidated balance sheet at December 31, 1998 combines the balance sheets of Multex.com and Market Guide as of December 31, 1998 and February 28, 1999, respectively. The condensed consolidated statements of operations for the three and nine month periods ended September 30, 1999 combines the statements of operations of Multex.com for the three and nine month periods ended September 30, 1999 and the statements of operations of Market Guide for the three and nine month periods ended August 31, 1999, respectively. The condensed consolidated statements of operations for the three and nine month periods ended September 30, 1998 combines the statements of operations of Multex.com for the three and nine month periods ended September 30, 1998 and the statements of operations of Market Guide for the three and nine month periods ended August 31, 1998, respectively.

     The condensed consolidated statements of operations for the nine months ended September 30, 1999 and 1998 include the results of operations of Market Guide for the three months ended February 28, 1999 and 1998, respectively. The results of operations of Market Guide for the three months ended February 28, 1999 and 1998, were also included in the consolidated statements of operations for the years ended December 31, 1998 and 1997, respectively. As a result, accumulated deficit as of September 30, 1999 and 1998 has been adjusted to reflect the effect of including results of operations of Market Guide for the three months ended February 28, 1999 and 1998 in both periods.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

     The balance sheet at December 31, 1998 has been derived from audited financial statements but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1998 included in the Company's Registration Statement on Form S-1, Market Guide's annual report on Form 10-K for the year ended February 28, 1999 and the Company's Registration Statement on Form-4.

NOTE 2 -- STOCKHOLDERS' EQUITY

     During March 1999, the Company completed an initial public offering of 3,450,000 shares of its common stock, of which 3,283,500 shares were issued and sold by the Company, which yielded gross proceeds of approximately $45,969,000. As a result, all outstanding shares of redeemable preferred stock were automatically converted in to 14,861,112 shares of the Company's common stock. In connection with the initial public offering, the Company incurred costs of approximately $4,322,000.

                       MULTEX.COM, INC. AND SUBSIDIARIES

                                  (UNAUDITED)
                               SEPTEMBER 30, 1999


     The Company issued 562,900 shares of its common stock in connection with the exercise of stock options during the nine months ended September 30, 1999

NOTE 3 - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

                                                         Three Months Ended      Nine Months Ended
                                                            September 30,          September 30,
                                                         ------------------      -----------------
                                                           1999       1998        1999       1998
                                                         --------    -------    --------    -------
Numerator:

 Net loss from continuing operations                     $(10,331)   $(1,548)   $(17,032)   $(5,275)
 Discontinued operations                                       --       (255)        543       (854)
 Redeemable preferred stock dividends                          --        665       1,188      1,975
                                                         --------    -------    --------    -------
 Numerator for basic and diluted net loss per share -
  net loss available for common stockholders             $(10,331)   $(2,468)   $(17,677)   $(8,104)
                                                         ========    =======    ========    =======

Denominator:

 Denominator for basic and dilutive net loss per
  share - weighted average shares                          26,690      7,792      21,237      7,510
                                                         --------    -------    --------    -------
 Basic and diluted net loss per share                    $  (0.39)   $ (0.32)   $  (0.83)   $ (1.08)
                                                         ========    =======    ========    =======

NOTE 4 - COMPREHENSIVE LOSS


     Total comprehensive loss (in thousands) was $10,403 and $17,736 for the three and nine months ended September 30, 1999, respectively, and $2,471 and $8,112 for the three and nine months ended September 30, 1998, respectively.

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

                       MULTEX.COM, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

                               SEPTEMBER 30, 1999



NOTE 7 - ACQUISITION

     Pursuant to an Agreement and Plan of Merger and Reorganization, dated as of June 23, 1999, between Multex.com, Inc. and Market Guide Inc., effective September 23, 1999, Market Guide became a wholly owned subsidiary of Multex.com, Inc. Under the terms of the agreement, each Market Guide shareholder received one share of the Company's common stock for each outstanding share of Market Guide stock. The Company issued approximately 4.9 million shares of its common stock and assumed options to purchase approximately 680,000 shares. In connection with the Market Guide merger, the Company incurred approximately $5.6 million of merger related expenses.

NOTE 8 - SUMMARY RECONCILIATION TABLE

      Unaudited combined and separate results of Multex.com and Market Guide during the periods preceding the merger were as follows (in thousands) :

                                      For the Three Months Ended                       For the Three Months Ended
                             September 30, 1999 (Multex.com) & August 31,     September 30, 1998 (Multex.com) & August 31,
                                         1999 (Market Guide)                              1998 (Market Guide)
                             --------------------------------------------     ----------------------------------------------
                                  Multex.        Market                           Multex.         Market
                                   com           Guide           Combined          Com            Guide          Combined
                                 -------        -------          --------         -------         ------         --------
Revenues                         $ 8,093        $ 2,836          $ 10,929         $ 3,492         $2,077         $ 5,569
Net income (loss)
 available to common
 shareholders                    $(6,956)       $(3,375)         $(10,331)        $(2,575)        $  107         $(2,468)



                                       For the Nine Months Ended                        For the Nine Months Ended
                             September 30, 1999 (Multex.com) & August 31,      September 30, 1998 (Multex.com) & August 31,
                                          1999 (Market Guide)                              1998 (Market Guide)
                             --------------------------------------------     ----------------------------------------------
                                    Multex.        Market                           Multex.         Market
                                     com           Guide          Combined           com             Guide         Combined
                                   -------        -------         --------         -------          ------         --------
Revenues                          $ 19,235        $ 8,044         $ 27,279         $ 9,321           $6,028          $15,349
Net income (loss)
 available to common
 shareholders                     $(15,073)       $(2,604)        $(17,677)        $(8,192)          $   88          $(8,104)



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

OVERVIEW

     Multex.com is a leading provider of online investment research and information services designed to meet the needs of individual and institutional investors, including investment banks, brokerage firms and corporations. Our product offerings are organized into three main groupings.

     Business to Business,

     Business to Consumer, and

     Content

       The Business to Business group has two primary product offerings:
MultexNET and Multex Research-On-Demand. MultexNET, typically offered as a one to three year subscription, allows entitled institutional investors to access full-text investment research reports on a real-time basis from investment banks, brokerage firms and other third-party research providers over the Internet or through other distribution channels. Multex Research-On-Demand gives corporations, financial institutions and advisors, and institutional investors the ability to access research reports on a pay-per-view basis from a majority of the contributors to MultexNET, over the Internet or through other distribution channels.

       The Business to Consumer group has two primary product offerings, MultexEXPRESS and Multex Investor. MultexEXPRESS, which is provided pursuant to one to three year subscriptions, enables financial institutions to distribute their proprietary financial research, as well as other corporate documents, over the Internet, through intranets and other private networks. Multex Investor gives individual investors who register as members access to a range of financial reports and services, including research reports on a pay-per-view basis, over the Internet from a majority of the contributors to MultexNET. Multex Investor also includes banner advertising and sponsorship advertising throughout the site. Sponsors to Multex Investor include full-service brokerage firms and other financial institutions interested in attracting individual investors to their products, services and brands.

  The Content group consists of the data licensing group which includes Market Guide fundamental data and Multex Earnings Estimates. Market Guide specializes in the compilation, integration, display and delivery of a database of descriptive and analytic information on over 12,000 publicly traded domestic and foreign corporations. The Company distributes its services through more than 120 on-line vendors and independent finance oriented Web sites.

     Revenues from subscriptions to MultexNET and MultexEXPRESS are recognized in equal installments over the term of the subscription. Similarly, revenues from licenses to Market Guide products are recognized in equal installments over the term of the license. Revenues from Multex Research-On-Demand and pay-per-view transactions on Multex Investor are recognized upon sale. Revenues from sponsorships to Multex Investor are recognized in equal installments over the term of the sponsorship. Some of the users of Multex Research-On-Demand pay a flat annual fee for the service, which entitles them to receive research and other reports at a discounted rate. Revenues from these users are recognized in equal installments over the term of the subscription. All costs associated with revenues from all product lines are expensed as and when incurred. We pay distribution fees to our distributors and, with respect to Multex Research-On-Demand and pay-per-view transactions on Multex Investor, royalties to the investment banks, brokerage firms or third-party research providers that authored the research.

     On March 17, 1999, we completed our initial public offering of 3,450,000 shares of Common Stock, of which 3,283,500 shares were issued and sold by the Company, at a price of $14.00 per share. We received net proceeds of approximately $41.6 million from the initial public offering. We have invested the funds in short term, interest bearing investment grade obligations pending their use.

     We continue to expand our operations and have grown (inclusive of Market Guide personnel) from approximately 250 employees at December 31, 1998 to approximately 300 employees at September 30, 1999. We expect to add additional personnel both in the United States and abroad as our operations expand. We currently expect to significantly increase our operating expenses both on an absolute basis and as a percentage of revenues in order to expand our sales and marketing operations, to continue to expand internationally and to continuously upgrade and enhance our services and technologies. As a result of these and other factors, there can be no assurance that we will not incur significant losses on a quarterly and annual basis for the foreseeable future.

     We have incurred significant losses since our inception, and as of September 30, 1999 had an accumulated deficit of $51.8 million. In addition, we have recorded cumulative deferred compensation of $1.9 million, which represents the difference between the exercise price of stock options for shares of common stock granted to some of our employees and the fair market value of our common stock at the date of grant. Of the total deferred compensation amount, $465,000 was amortized prior to December 31, 1998 and $360,000 was amortized during the nine months ended September 30, 1999. The remaining deferred compensation amount will be amortized over the remaining vesting periods of the related options. We believe that period-to-period comparisons of our operating results are not necessarily meaningful and that the results for any period should not be relied upon as an indication of future performance.

     Historically, a few of our subscribers and distributors have accounted for a substantial majority of our revenues. For the nine months ended September 30, 1999, Merrill Lynch accounted for 10.3% of our consolidated revenues. The loss of Merrill Lynch, or any of our other subscribers or distributors, could have a material and adverse effect on our business, results of operations and financial condition.

RECENT DEVELOPMENTS

     Market Guide Acquisition

     On September 23, 1999, Multex.com acquired Market Guide Inc., a leading provider of financial information on the Internet. This acquisition was accounted for as a pooling of interests, which requires the restatement of all relevant periods as if Multex.com and Market Guide had always been combined. Accordingly, the discussions reflect the combined results of operations of Multex.com and Market Guide.

     Market Guide is an industry-leading Internet provider of value-added financial content for both individual investors and institutional investors, covering over 12,000 publicly traded companies. The Company is in the process of making its investment research and earnings estimates available through Market Guide's Web site (www.marketguide.com), as well as through its over 120 leading Internet distribution partners, which include leading brands such as America Online, Ameritrade, Bridge Information Systems, CBS MarketWatch, Charles Schwab & Co., CNNfn, E*Trade, FactSet Research Systems, Reuters, The Motley Fool, The Street.com, Wall Street Journal Interactive, Waterhouse Securities and Yahoo!.

     The acquisition enables Multex.com to leverage Market Guide's extensive Internet distribution network, unique financial content and brand. In addition, the acquisition will allow Multex.com to substantially increase the quantity and scope of its proprietary financial content and analysis, strengthening the Company's position as a leading online investment research network for individual and institutional investors. Multex.com expects to integrate Market Guide's proprietary financial databases into all its Internet research services, including MultexNET, MultexEXPRESS, Multex Research-on-Demand and Multex Investor.

RESULTS OF OPERATIONS

     Revenues

     Multex.com's revenues consist of subscription fees for MultexNET and MultexEXPRESS, sales of investment research on a pay-per-view basis through Multex Research-On-Demand, sales of sponsorships, advertising and investment research through the Multex Investor and the Market Guide web sites, and over 120 license agreements of the Market Guide financial database. We also provide professional services to select MultexEXPRESS clients, including software development, customization and integration services. These services are typically billed to clients on a time and material basis. On occasion, as a service to our clients, we have acquired equipment for resale.

     Revenues increased 96% to $10.9 million in the three months ended September 30, 1999 from $5.6 million in the equivalent period in 1998. Revenues increased 78% to $27.3 million in the nine months ended September 30, 1999 from $15.3 million in the equivalent period in 1998. The increase in revenues in this period was due to an increase in demand for all of our products and from revenues generated by the Multex Investor and Market Guide web sites.

     Cost of Revenues

     Cost of revenues consists of fees payable to distributors of MultexNET and Multex Research-On-Demand, royalties payable to the authors of investment research offered through Multex Research-On-Demand, Multex Investor and the Market Guide web site, fees payable to web sites for making the Multex Investor available to their users, web site development costs of MultexEXPRESS customers, telecommunications costs, salaries for the Market Guide research analysts, and, on occasion, the cost of equipment purchased and resold to our clients.

     Cost of revenues increased 119% to $2.7 million in the three months ended September 30, 1999 from $1.2 million in the equivalent period in 1998. As a percentage of revenues, cost of revenues increased to 24.4% in the three months ended September 30, 1999 from 21.9% in the equivalent period in 1998. Cost of revenues increased 93% to $6.9 million in the nine months ended September 30, 1999 from $3.6 million in the equivalent period in 1998. As a percentage of revenues, cost of revenues increased to 25.2% in the nine months ended September 30, 1999 from 23.2% in the equivalent period in 1998. The increase in cost of revenues in dollar terms in the nine months ended September 30, 1999 was primarily due to the increased demand for all of our products and from fees payable as a result of revenues generated by the Multex Investor and the Market Guide web site. The gross margin for the three and the nine months ended September 30, 1999 was less than that achieved for the equivalent period in 1998 due to lower margins being achieved on the distribution of certain of our services, specifically the distribution of MultexNET through Reuters.

     Operating Expenses

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, advertising, public relations, tradeshow expenses and costs of marketing materials. Sales and marketing expenses increased 218% to $6.6 million in the three months ended September 30, 1999 from $2.1 million in the equivalent period in 1998. As a percentage of revenues, sales and marketing expenses increased to 60.6% in the three months ended September 30, 1999 from 37.4% in the equivalent period in 1998. Sales and marketing expenses increased 202% to $15.6 million in the nine months ended September 30, 1999 from $5.2 million in the equivalent period in 1998. As a percentage of revenues, sales and marketing expenses increased to 57.3% in the nine months ended September 30, 1999 from 33.7% in the equivalent period in 1998. The increase in sales and marketing expenses in dollar terms in both the three and nine months ended September 30, 1999 was due to an expansion of our sales force, both domestically and internationally, increased marketing activities, including the complete redesign of our marketing materials, and in particular, significant expenditures to increase the brand awareness of Multex Investor. We expect sales and marketing expenses to increase significantly in dollar terms for the remainder of this fiscal year as we continue to expand Multex Investor, increase brand awareness, hire additional sales and marketing personnel, and expand internationally.

     Research and Development. Research and development expenses consist primarily of salaries and benefits. Research and development expenses increased to $2.0 million in the three months ended September 30, 1999 from $728,000 in the equivalent period in 1998, representing an increase of 180%. As a percentage of revenues, research and development expenses increased to 18.7% in the three months ended September 30, 1999 from 13.1% in the equivalent period in 1998. Research and development expenses increased to $4.3 million in the nine months ended September 30, 1999 from $2.2 million in the equivalent period in 1998, representing an increase of 97%. As a percentage of revenues, research and development expenses increased to 15.7% in the nine months ended September 30, 1999 from 14.1% in the equivalent period in 1998. The increase in research and development expenses in dollar terms in both the three and nine months ended September 30, 1999 was primarily due to an increase in the number of developers employed and costs related to the development of Market Guide's new Business Information Database to be released in the fourth quarter of 2000. We believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, expect research and development expenses to increase significantly in dollar terms in future periods.

     General and Administrative. General and administrative expenses consist primarily of salaries and benefits, fees for professional services and facility expenses, including depreciation of assets. General and administrative expenses increased 53.3% to $4.8 million in the three months ended September 30, 1999 from $3.1 million in the equivalent period in 1998. As a percentage of revenues, general and administrative expenses decreased to 43.7% in the three months ended September 30, 1999 from 55.9% in the equivalent period in 1998. General and administrative expenses increased 45.6% to $12.9 million in the nine months ended September 30, 1999 from $8.8 million in the equivalent period in 1998. As a percentage of revenues, general and administrative expenses decreased to 47.2% in the nine months ended September 30, 1999 from 57.6% in the equivalent period in 1998. The increase in general and administrative expenses in dollar terms in both the three and nine months ended September 30, 1999 was primarily due to increased personnel, professional service fees and facility expenses necessary to support our domestic and international growth. We expect that general and administrative expenses will increase in future periods as we hire additional personnel and incur additional costs related to the growth of our business and our operations as a public company.

     Loss from Operations

     As described above, we have invested heavily in establishing a brand name for our services, expanding internationally, continuing to develop new services and maintaining our technological advantage, and increasing the number of our employees as we seek to increase our market share. For the foregoing reasons, loss from operations increased 228% to $5.2 million in the three months ended September 30, 1999 from $1.6 million in the equivalent period in 1998. As a percentage of revenues, loss from operations was 47.4% in the three months ended September 30, 1999 and 28.3% in the equivalent period in 1998. For the same foregoing reasons, loss from operations increased 181% to $12.4 million in the nine months ended September 30, 1999 from $4.4 million in the equivalent period in 1998. As a percentage of revenues, loss from operations was 45.3% in the nine months ended September 30, 1999 and 28.7% in the equivalent period in 1998.

     Interest Income (Expense) and Other Income

     Net interest income was $685,000 in the three months ended September 30, 1999 as compared to net interest income of $37,000 in the equivalent period in 1998. Net interest income was $1.7 million in the nine months ended September 30, 1999 as compared to net interest expense of $144,000 in the equivalent period in 1998. The changes in net interest income/expense are attributable to the changes in cash available for investing and fluctuations in borrowings. In the nine months ended September 30, 1998, a gain on the sale of leased equipment of $125,000 was realized. There was no comparable transaction in the equivalent period in 1999.

     In the nine months ended September 30, 1998, the Company recognized $841,000 in expenses related to the postponement of its initial public offering. There was no comparable transaction in the equivalent period in 1999.

     In connection with the September 23, 1999 acquisition of Market Guide, the Company recorded approximately $5.6 million in expenses related to fees for investment bankers, outside counsel, accountants, proxy solicitors, document preparation and other costs directly related to consummating the acquisition. There was no comparable transaction in the equivalent period in 1998.

     Net Loss from Continuing Operations

     The Company recorded a net loss from continuing operations (including redeemable preferred stock dividends) of $10.3 million and $2.2 million for the three months ended September 30, 1999 and 1998, respectively, or a net loss per share of $0.39 and $0.29, respectively. The Company recorded a net loss from continuing operations (including redeemable preferred stock dividends) of $18.2 million and $7.3 million for the nine months ended September 30, 1999 and 1998, respectively, or a loss per share of $0.86 and $0.97, respectively. The increase in the net loss was primarily due to our investing heavily in establishing a brand name for our services, expanding internationally, continuing to develop new services and maintaining our technological advantage, increasing the number of our employees as we seek to increase our market share, and $5.6 million in merger related expenses from the Market Guide acquisition.

     Discontinued Operations

     Discontinued operations reflect the January 1999 sale of Market Guide's CreditRisk Monitor business. Loss from discontinued operations totaled $255,000 for the three months ended September 30, 1998 compared to the absence of any discontinued operating activities in the three months ended September 30, 1999. For the nine months ended September 30, 1999, income from discontinued operations totaled $543,000 compared to a loss of $854,000 in the equivalent period in 1998.

     Net Loss available to Common Shareholders

     Net loss available to common shareholders totaled $10.3 million and $2.5 million for the three months ended September 30, 1999 and 1998, respectively, or a loss per share of $0.39 and $0.32, respectively. The Company recorded a net loss available to common shareholders of $17.7 million and $8.1 million for the nine months ended September 30, 1999 and 1998, respectively, or a loss per share of $0.83 and $1.08, respectively. The increase in the net loss was primarily due to our investing heavily in establishing a brand name for our services, expanding internationally, continuing to develop new services and maintaining our technological advantage, increasing the number of our employees as we seek to increase our market share, and $5.6 million in merger related expenses from the Market Guide acquisition.

     The Company computed a pro forma loss per share excluding expenses related to the Market Guide acquisition that assumes that (i) all shares of common stock outstanding at September 30, 1999 and 1998 were outstanding from January 1, 1999 and 1998, respectively; (ii) that all stock options outstanding at September 30, 1999 and 1998 were exercised on January 1, 1999 and 1998, respectively; and
(iii) assumes the conversion of all redeemable preferred stock into 14.9 million shares of the Company's common stock at January 1, 1998. This pro forma loss was $0.15 and $0.07 per share for the three months ended September 30, 1999 and 1998, respectively, and $0.36 and $0.25 per share for the nine months ended September 30, 1999 and 1998. The pro forma loss per share calculation was based upon 30.5 million shares outstanding for the three and nine months ended September 30, 1999 and 24.9 million shares outstanding for the three and nine months ended September 30, 1998.

INCOME TAXES

     At December 31, 1998, we had net operating loss carryforwards of approximately $26.2 million and research and development credits of approximately $700,000 for income tax purposes that expire in 2009 through 2013. The utilization of these loss carryforwards and credits are subject to annual limitations pursuant to Section 382 of the Internal Revenue Code of 1986.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations primarily through the sale of equity securities as we have not generated cash flow from operations since our inception. Through September 30, 1999, we have received an aggregate of $94.3 million in net proceeds from the sale of five series of convertible preferred stock and our initial public offering. At September 30, 1999, we had $51.0 million of cash, cash equivalents, and marketable securities. Our principal commitments consist of obligations under operating leases.

     Net cash used in operating activities was $12.0 million in the nine months ended September 30, 1999, and $2.7 million in the equivalent period in 1998. The principal use of cash for all periods was to fund our losses from operations.

     Net cash used in investing activities was $30.1 million in the nine months ended September 30, 1999, as compared to net cash provided by investing activities of $6.6 million in the equivalent period in 1998. Cash used in investing activities was primarily related to purchases of marketable securities and equipment and cash generated by investing activities was primarily related to the sale of marketable securities.

     Net cash provided by financing activities was $42.8 million in the nine months ended September 30, 1999, and net cash used by financing activities was $914,000 for the equivalent period in 1998. Net cash provided by and used by financing activities primarily consisted of net proceeds from the sale of equity securities in 1999 and borrowings under bank lines of credit, which were offset in part by repayments of bank debt and lease obligations in 1998.

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

     State of Readiness. We have begun to assess the Year 2000 readiness of our information technology systems, including the hardware and software that enable us to provide and deliver our MultexNET, MultexEXPRESS, Multex Research-On-Demand, Multex Investor services, Market Guide products, and our non-information technology systems. Our assessment plan consists of the following:

     . quality assurance testing of our internally developed proprietary software incorporated in our MultexNET, MultexEXPRESS, Multex Research-On-Demand, Multex Investor services and Market Guide products;

     . contacting third-party vendors and licensors of material hardware, software and services that are both directly and indirectly related to the delivery of our MultexNET, MultexEXPRESS, Multex Research-On-Demand, Multex Investor services and Market Guide products;

     .  contacting providers of material non-information technology systems;

     .  assessment of repair or replacement requirements;

     .  repair or replacement;

     .  implementation; and

     . creation of contingency plans in the event of Year 2000 failures.

     We have performed a comprehensive Year 2000 simulation on our software incorporated in our MultexNET, MultexEXPRESS, Multex Research-On-Demand, Multex Investor and Market Guide products during the first half of 1999 to test system readiness. Based on the results of this simulation, we intend to revise the code of our software for our product offerings as necessary to improve our Year 2000 compliance. We have been informed by many of our vendors of material hardware and software components of our information technology systems that the products used by us are currently Year 2000 compliant. We will require vendors of our other material hardware and software components of our information technology systems to provide assurances of their Year 2000 compliance. We are currently assessing the materiality of our non-information technology systems and will seek assurances of Year 2000 compliance from providers of material non-information technology systems. Until this testing is complete and these vendors and providers are contacted and have responded, we will not be able to completely evaluate whether our information technology systems or non-information technology systems will need to be revised or replaced.

     Costs. To date, we have not incurred any material costs in identifying or evaluating Year 2000 compliance issues. Most of our expenses have related to, and are expected to continue to relate to, the operating costs associated with time spent by employees in the evaluation process and Year 2000 compliance matters generally. At this time, we do not possess the information necessary to estimate the potential costs of revisions to our software relating to MultexNET, MultexEXPRESS, Multex Research-On-Demand, Multex Investor and Market Guide products should revisions be required or the replacement of third-party software, hardware or services that are determined not to be Year 2000 compliant. Although we do not anticipate that these expenses will be material, these expenses, if higher than anticipated, could have a material and adverse effect on our business, results of operations and financial condition.

     Risks. We are not currently aware of any significant Year 2000 compliance problems relating to our software for our product offerings or our information technology or non-information technology systems that would have a material and adverse effect on our business, results of operations and financial condition, without taking into account our efforts to avoid or fix these problems. There can be no assurance that we will not discover Year 2000 compliance problems in our software for our product offerings that will require substantial revisions or replacements. In addition, there can be no assurance that third-party software, hardware or services incorporated into our material information technology and non-information technology systems will not need to be revised or replaced, which could be time-consuming and expensive. Our inability to fix our software for our product offerings or to fix or replace third-party software, hardware or services on a timely basis could result in lost revenues, increased operating costs and other business interruptions, any of which could have a material and adverse effect on our business, results of operations and financial condition. Moreover, the failure to adequately address Year 2000 compliance issues in our software relating to MultexNET, MultexEXPRESS, Multex Research-On-Demand, Multex Investor and Market Guide products, and our information technology and non-information technology systems could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming to defend.

     In addition, there can be no assurance that governmental agencies, utility companies, Internet access companies, third-party service providers and others outside our control will be Year 2000 compliant. The failure by these entities to be Year 2000 compliant could result in a systemic failure beyond our control, including, for example, a prolonged Internet, telecommunications or electrical failure, which could also prevent us from delivering our MultexNET, MultexEXPRESS, Multex Research-On-Demand, Multex Investor services and Market Guide products, decrease the use of the Internet or prevent users from accessing our MultexNET, MultexEXPRESS, Multex Research-On-Demand, Multex Investor services and Market Guide products, any of which would have a material and adverse effect on our business, results of operations and financial condition.

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

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

             Risks Related to the Multex.com / Market Guide Merger

Expected benefits of the Multex.com and Market Guide merger may not be achieved

     Achieving the benefits of the merger depends on the timely, efficient and successful execution of a number of events. Key events include:

     . integrating the operations and personnel of the two companies;

     . offering the existing services of each company to the other company's customers; and

     . developing new services that utilize the assets of both companies.

     We will need to overcome significant issues, however, in order to realize any benefits or synergies from the merger. The successful execution of these events will involve considerable risk and may not be successful.

     Operations and personnel. Market Guide is a provider and publisher of value-added financial data and other information on publicly traded companies. Multex.com is a provider of on-line investment research and information services to individual and institutional investors, and has limited experience in Market Guide's business. Furthermore, Market Guide's principal offices are located in Lake Success, New York, while Multex.com's principal offices are located in New York, New York. There are currently no plans to relocate either of these principal offices. In order for the merger to be successful, we must successfully integrate Market Guide's operations and personnel with Multex.com's operations and personnel. The failure of Multex.com to complete the integration successfully could result in the loss of key personnel and customers.

     Products and Services. Each company initially intends to offer its respective products and services to the customers of the other company. There can be no assurance that either company's customers will have any interest in the other company's products and services. The failure of such cross-marketing efforts would diminish the synergies expected to be realized by this merger.

     In addition, Multex.com intends to develop new services that combine the assets of both the Multex.com and Market Guide businesses. To date, the companies have not thoroughly investigated the obstacles, technological, market-driven or otherwise, in developing and marketing these new products and services in a timely and efficient way. There can be no assurance that Multex.com will be able to overcome the obstacles in developing new products and services, or that there will be a market for the new products or services developed by Multex.com after the merger.

     In general, we cannot offer any assurances that we can successfully integrate or realize the anticipated benefits of the merger. Our failure to do so could have a material adverse effect on the combined company's business, financial condition and operating results or could result in loss of key personnel. In addition, the attention and effort devoted to the integration of the two companies will significantly divert management's attention from other important issues, and could seriously harm the combined company.

The merger could adversely affect combined financial results

     If the benefits of the merger do not exceed the costs associated with the merger, including any dilution to Multex.com's stockholders resulting from the issuance of shares in connection with the merger, Multex.com's financial results, including earnings per share, could be adversely affected. Specifically, Multex.com incurred direct transaction costs of approximately $5.6 million in connection with the merger.

The market price of Multex.com common stock may decline as a result of the merger

     The market price of Multex.com common stock may decline as a result of the merger if:

    . the integration of Multex.com and Market Guide is unsuccessful;

    . Multex.com does not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by financial or industry analysts; or

    . the effect of the merger on Multex.com's financial results is not consistent with the expectations of financial or industry analysts. Multex.com must manage the integration of acquired companies successfully in order to achieve desired results

     As a part of its business strategy, Multex.com expects to enter into additional business combinations and acquisitions. Acquisition transactions are accompanied by a number of risks, including:

     . the difficulty of assimilating the operations and personnel of the acquired companies;

     . the potential disruption of its ongoing business and distraction of management;

     . the difficulty of incorporating acquired technology and rights into its products and services;

     . unanticipated expenses related to technology integration;

     . the maintenance of uniform standards, controls, procedures and policies;

     . the impairment of relationships with employees and customers as a result of any integration of new management personnel; and

     . potential unknown liabilities associated with acquired businesses.

                          Risks Related to the Company

Because we have a limited operating history, there is limited information upon which you can evaluate Multex.com's business

     Although Multex.com commenced operations in April 1993, all of our current services (except for those offered through Market Guide) were launched since June 1996. Accordingly, we have a limited operating history upon which you can evaluate our business.

     In order to be successful, we must increase our revenues from subscription fees for MultexNET and MultexEXPRESS, generate additional sales of investment research on a pay-per-view basis through Multex Research-On-Demand, attract more users to Multex Investor and increase the client base for the Market Guide products. However, as an early stage company in the new and rapidly evolving market for the distribution of investment research and other information over the Internet, we face numerous risks and uncertainties. Some of these risks relate to our ability to:

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

Multex.com has a history of losses and expect future losses

     Since our incorporation, we have not been profitable on an annual or quarterly basis. We incurred net losses of $7.6 million, $10.3 million and $10.9 million for the years ended December 31, 1996, 1997 and 1998 and a net loss of $17.7 million for the nine months ended September 30, 1999. We expect operating losses and negative cash flows to continue for the foreseeable future as we continue to incur significant operating expenses and make capital investments in our business. We may not ever generate sufficient revenues to achieve profitability. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. At September 30, 1999, we had an accumulated deficit of $51.8 million. We have financed our operations to date primarily through the sale of equity securities.

Fluctuations in Multex.com's operating results may negatively impact our stock price

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

     Due to all of the foregoing factors and the other risks discussed in our prospectus, you should not rely on period-to-period comparisons of our results of operations as an indication of future performance. It is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. In this event, the market price of our common stock is likely to fall.

     We are dependent on research and information providers and our business would be materially and adversely affected if we lost one or more significant research or information providers.

The loss of a major research or information provider would harm Multex.com's business

     We are dependent upon the continued provision of high-quality investment research reports from investment banks, brokerage firms and third-party research providers. Some of these arrangements are not embodied in written contracts and many of these arrangements can be terminated by the provider on short notice. At present, approximately 60% of our over 500 information providers permit us to offer the research for sale after a specified embargo period, generally seven to 15 days. The remaining information providers do not permit these sales. Many of our providers of research reports and other information compete with one another and, to some extent, with us for subscribers. None of these information providers have arrangements to provide research or information exclusively to us. The loss of one or more significant information providers would decrease the research and other information which we can offer our users and would have a material and adverse effect on our business, results of operations and financial condition.

Royalty payments and distribution fees to research providers and strategic partners increase Multex.com's costs

     Royalties and distribution fees payable to our information providers and strategic partners to obtain distribution rights to research reports included in Multex Research-On-Demand constitute a significant portion of our cost of revenues. If we are required to increase the royalties or fees payable to these information providers or strategic partners, these increased payments could have a material and adverse effect on our business, results of operations and financial condition.

Because some of Multex.com's competitors are parties to exclusive distribution agreements, we may not be able to get content from important research providers

     A number of leading investment banks, brokerage firms and third-party research providers are parties to exclusive distribution arrangements with our competitors, including First Call Corporation and The Investext Group, both of which are subsidiaries of Thomson Financial Services, Inc., a leading worldwide provider of financial information services. Consequently, we cannot provide our users with the investment research and other information provided by these investment banks, brokerage firms and third-party research providers, which may put us at a competitive disadvantage. In the event that additional investment banks, brokerage firms and third-party research providers enter into exclusive distribution arrangements or that we are hindered in our ability to offer our own services due to the lack of content from these investment banks, brokerage firms and third-party research providers, our business, results of operations and financial condition would be materially and adversely affected.

The inadvertent distribution of research reports could result in a claim for damages against Multex.com or harm our reputation

     Our proprietary software technology enables us to distribute a particular research report or other financial information only to those users who have been authorized or entitled to access the report by the information provider. In particular, approximately 40% of our information providers currently supply us with research reports and other financial information that is made available to Multex.com only for distribution to those customers that have been specifically identified, authorized or entitled by the information provider. We might inadvertently distribute a particular report to a user who is not so authorized or entitled, which could subject us to a claim for damages by the information provider or which could harm our reputation in the marketplace, either of which could have a material and adverse effect on our business, results of operations and financial condition.

Multex.com's business would be materially and adversely affected if the emerging market for online investment research does not continue to grow

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

     Because the market for our services is new and rapidly evolving, it is difficult to predict with any assurance the growth rate, if any, and the ultimate size of this market. We cannot assure you that the market for our services will develop or that our services will ever achieve market acceptance. If the market fails to develop, develops more slowly than expected, or becomes saturated with competitors, if our services do not achieve market acceptance, or if pricing becomes subject to significant competitive pressures, our business, results of operations and financial condition would be materially and adversely affected.
     Our future results of operations will depend, in substantial part, on our ability to increase the market acceptance of our services. The future viability of MultexNET will depend upon, among other factors, our ability to expand our direct and indirect sales and marketing channels, to attract and retain high-quality information providers and to deliver our services across multiple delivery platforms. The future viability of MultexEXPRESS will depend upon, among other factors, the continued desire of investment banks, brokerage firms and other information providers to distribute proprietary investment research and corporate documents over the Internet or through private networks to their employees and customers. The future viability of Multex Research-On-Demand will depend upon, among other factors, the acceptance of the Internet as a medium for the distribution and sale of investment research, as well as on our ability to build a direct and indirect sales force to sell our services, to attract and retain high-quality information providers, and to develop and increase our base of users. The future viability of Multex Investor will depend upon, among other factors, the acceptance of the Internet as a medium for the distribution and sale of investment research to individual investors, and our ability to attract and retain advertisers and sponsors, new members and additional distribution partners. In addition, in order to download research reports and other information from Multex Investor, users are required to first download the Adobe Acrobat reader, which may be difficult for some users to accomplish. If we are unable to increase the number of users of MultexNET, MultexEXPRESS, Multex Research-On-Demand, Multex Investor and Market Guide Services, or to attract and retain information providers, our business, results of operations and financial condition would be materially and adversely affected.

Multex.com is dependent on strategic distribution relationships and our business would be materially and adversely affected if we were to lose one of our strategic distributors

     We have distribution arrangements for our services with a number of third-party distributors, including America Online, Inc., Bloomberg L.P., Bridge Information Systems, Inc., Dow Jones & Co. Inc. and Reuters Limited, all of which are currently generating revenues for us. We are dependent on our strategic relationships for the marketing and distribution of investment research reports and other information. Our future results of operations will be affected by the extent to which customers of these third-party distributors choose to subscribe to our various services. We cannot assure you that the customers of these third-party distributors will continue to subscribe to our services or that these third-party distributors will continue to actively market our services. If we are unable to retain and increase the utilization of our services by these customers, our business, results of operations and financial condition would be materially and adversely affected.

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

Multex.com's business would be materially and adversely affected if Multex.com is not successful in establishing brand awareness for Multex Investor

     The future success of the Multex Investor will depend, in part, on our ability to increase its brand awareness. In order to build our brand awareness we must succeed in our marketing efforts, provide high-quality services and increase traffic to the Multex Investor. We intend to increase our marketing budget substantially as part of our brand-building efforts. Our ability to increase advertising and sponsorship revenue from the Multex Investor will depend in part on our ability to increase the number of users of our Web sites. If our marketing efforts are unsuccessful or if we cannot increase our brand awareness, our business, financial condition and results of operations would be materially and adversely affected.

Multex.com's business could be materially and adversely affected by increased competition

     The market for the distribution of investment research and other information over the Internet is intensely competitive. We expect competition to continue to increase because our market poses no substantial barriers to entry. Competition also may increase as a result of industry consolidation. Increased competition could result in price reductions, reduced gross margins and loss of market share, any of which would have a material and adverse effect on our business, results of operations and financial condition.

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

     . numerous prospective competitors, including Standard & Poor's, Moody's and Zacks Investment Research, that offer investment research-based services;

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

     . annual reports and other filings with the Securities and Exchange
       Commission;

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

Multex.com has a high level of customer concentration and our business could be materially and adversely affected if we were to lose a major subscriber or distributor

     Historically, a few of our subscribers and distributors have accounted for a substantial majority of our revenues. Specifically, 17% of our revenues in the year ended December 31, 1998 were generated by Bloomberg, Reuters, Merrill Lynch & Co. and Gruntal & Co. In addition, approximately 500,000 of the 600,000 end-users of MultexEXPRESS are generated from one MultexEXPRESS installation. The loss of any major subscriber or distributor, or any reduction or delay in subscriptions by any subscriber or distributor, or our failure to successfully market our services to new subscribers or distributors could have a material and adverse effect on our business, results of operations and financial condition.

Multex.com's business could be materially and adversely affected by a downturn in the financial services industry

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

Rapid growth in Multex.com's future operations could strain our managerial, operational and financial resources

     We have experienced rapid growth in our operations. At September 30, 1999, we had approximately 300 employees, as compared to approximately 250 employees at December 31, 1998 and 180 employees at December 31, 1997. We expect that the number of our employees will continue to increase for the foreseeable future. This rapid growth has placed, and our anticipated future growth will continue to place, a significant strain on our managerial, operational and financial resources. As a result, we will need to continue to improve our operational and financial systems and managerial controls and procedures. In addition, our future success will also depend on our ability to expand, train and manage our workforce, in particular our sales and marketing organization, both domestically and internationally. We will also have to maintain close coordination among our technical, accounting, finance, marketing, sales and editorial personnel. If we are unable to accomplish any of these objectives, our business, results of operations and financial condition could be materially and adversely affected.

The loss of any of Multex.com's key personnel could have a material and adverse effect

     Our future success will depend, in substantial part, on the continued service of our senior management, including Mr. Isaak Karaev, our Chairman and Chief Executive Officer, and key technical and sales personnel, none of whom has entered into an employment agreement with us other than a non-competition/non-disclosure agreement. We maintain a key person life insurance policy in the amount of $2.0 million on the life of Mr. Karaev. The loss of the services of one or more of our key personnel could have a material and adverse effect on our business, results of operations and financial condition. Our future success will also depend on our continuing ability to attract, retain and motivate highly qualified technical, sales and marketing, customer support, financial and accounting, and managerial personnel. Competition for this personnel, in particular information technology professionals, is intense, and we cannot assure you that we will be able to retain our key personnel or that we will be able to attract, assimilate or retain other highly qualified personnel in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

Multex.com's international operations are new and may not be successful

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

If Multex.com cannot keep pace with the evolving standards of the industry and demands of customers, we may be unable to enhance our existing services or introduce new services

     The market in which we operate is characterized by rapidly changing technology, evolving industry standards, frequent new service announcements, introductions and enhancements, and evolving customer demands. These market characteristics are exacerbated by the emerging nature of the Internet and the electronic distribution of investment research. Accordingly, our future success will depend on our ability to adapt to rapidly changing technologies and industry standards, and our ability to continually improve the performance, features and reliability of our services in response to both evolving customer demands and competitive service offerings. Our inability to successfully adapt to these changes in a timely manner could have a material and adverse effect on our business, results of operations and financial condition. Furthermore, we cannot assure you that we will not experience difficulties that could delay or prevent the successful design, development, testing, introduction or marketing of new services, or that any enhancements to existing services will adequately meet the requirements of our current and prospective customers and achieve any degree of significant market acceptance. If we are unable, for technological or other reasons, to develop and introduce new services or enhancements to existing services in a timely manner or in response to changing market conditions or customer requirements, or if our services or enhancements contain defects or do not achieve a significant degree of market acceptance, our business, results of operations and financial condition would be materially and adversely affected.

Because Multex.com's business is dependent upon one computer system, we are particularly susceptible to problems caused by system failures, security breaches or other damage to our system

     Our electronic distribution of investment research utilizes proprietary technology which resides principally on one computer system. The continued and uninterrupted performance of our computer system is critical to our success. Any system failure that causes interruptions in our ability to provide our services to our customers, including failures that affect our ability to collect research from our information providers or provide electronic investment research to our users, could reduce customer satisfaction and, if sustained or repeated, would reduce the attractiveness of our services. An increase in the volume of research reports handled by our computer system, or in the rate of requests for this research, could strain the capacity of our software or hardware, which could lead to slower response times or system failures. Furthermore, we face the risk of a security breach of our computer system which could disrupt the distribution of research and other reports. Our business, results of operations and financial condition could be materially and adversely affected if any of these problems occur.

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

If Multex.com fails to adequately protect its intellectual property rights or faces a claim of intellectual property infringement by a third-party, it could lose its intellectual property rights or be liable for significant damages

     Our future success will depend, in substantial part, on our intellectual property rights. We seek to protect our intellectual property rights, but these actions may be inadequate to protect the rights covered by our patents, patent applications, trademarks or other proprietary rights or to prevent others from claiming violations of their proprietary rights. Our intellectual proprietary rights may not be viable or of value in the future since the validity, enforceability and scope of protection of proprietary rights in Internet-related industries is uncertain and still evolving.

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

     Generally, we enter into confidentiality agreements with our employees, consultants and strategic partners, and generally control access to and distribution of our proprietary information. Despite our efforts to protect our proprietary information from unauthorized use or disclosure, parties may attempt to disclose, obtain or use our proprietary information which, if successful, could have a material and adverse effect on our business, results of operation and financial condition. The steps we have taken may not prevent misappropriation of our proprietary information.

Problems relating to the "Year 2000 Issue" could adversely affect Multex.com's business

     We performed a comprehensive Year 2000 simulation on our software during the first half of 1999. We have also contacted our third-party vendors, licensors and providers of software, hardware and services regarding their Year 2000 readiness. The results of testing showed that all of our internal software and databases will perform correctly through Year 2000. Due to the highly dynamic nature of our business, however, we will continue the testing process through Year 2000 and we will continue to confirm that third-party vendors, licensors and providers are Year 2000 ready. Our inability to correct a significant Year 2000 problem, if one exists, could result in an interruption in, or a failure of, certain of our normal business activities and operations. In addition, a significant Year 2000 problem concerning our database or the research reports and other information provided to us by our information providers could cause our users to consider seeking alternate providers of investment research or cause an unmanageable burden on our customer service and technical support capabilities. Any significant Year 2000 problem could require us to incur significant unanticipated expenses to remedy these problems and could divert management's time and attention, either of which could have a material and adverse effect on our business, results of operation and financial condition.


                     Risks Related to the Internet Industry

If Internet usage does not continue to grow, the business of Multex.com may not be successful

     The Internet is relatively new and is rapidly evolving. The business of Multex.com would be materially and adversely affected if Internet usage does not continue to grow. Internet usage may be inhibited for a number of reasons, including:

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

     Our markets are characterized by rapidly changing technologies, evolving industry standards, frequent new product and service introductions, and changing customer demands. To be successful, we must adapt to our rapidly changing markets by continually enhancing our existing services and adding new services to address our customers' changing demands. We could incur substantial costs if we need to modify our services or infrastructure in order to adapt to these changes. Our business, results of operation and financial condition would be materially and adversely affected if we incurred significant costs without generating additional revenues or if we cannot rapidly adapt to these changes.

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


                  Risks Related to our Shares of Common Stock

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

Our executive officers, directors and 5% or greater stockholders significantly influence all matters requiring a stockholder vote

     Our executive officers, directors and 5% or greater stockholders will be able to significantly influence the outcome of all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control.

A third party could be prevented from acquiring your shares of stock at a premium to the market price because of our anti-takeover provisions

     Various provisions of our certificate of incorporation, bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so might be beneficial to you and our other stockholders.

The future sale of shares of our common stock may negatively affect our stock price

     If our stockholders sell substantial amounts of our common stock, including shares issuable upon the exercise of outstanding options and a warrant in the public market, the market price of our common stock could fall. These sales also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         NONE

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a)  Changes in Securities:

              NONE

         (b)  Use of Proceeds

          On March 22, 1999, the Company completed the initial public offering of 3,450,000 shares of Common Stock, of which 3,283,500 were issued and sold by the Company (the "Offering"). Net proceeds to the Company from the Offering were approximately $41.6 million. During the nine months ended September 30, 1999, the Company used $41.0 million of the proceeds from the Offering to purchase marketable securities and cash equivalents.

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

     On September 22, 1999, at a special meeting of the stockholders of Multex.com, Inc., the requisite majority of the stockholders approved (i) the issuance of approximately 4.85 million shares of Multex.com common stock pursuant to a merger agreement by and among Multex.com, Market Guide and Merengue Acquisition Corp., a wholly owned subsidiary of Multex.com, (ii) increasing Multex.com's board of directors from a maximum of seven directors to a maximum of eleven directors, and (iii) increasing the number of common shares reserved under the Multex.com 1999 Stock Option Plan by an additional 2.5 million shares.

ITEM 5.  OTHER INFORMATION

         NONE

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

         (a)  The following exhibits are filed as part of this report:

              27.1 Financial Data Schedule

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed by Multex.com during the three months ended September 30, 1999.

ITEM 7.  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           MULTEX.COM, INC.
                                           (Registrant)

Date: November 12, 1999                        /s/ Isaak Karaev
                                           -----------------------
                                           Name:  Isaak Karaev
                                           Title:  Chief Executive Officer

Date: November 12, 1999                        /s/ Philip Scheps
                                           -----------------------
                                           Name:  Philip Scheps
                                           Title:  VP Finance