Form 10-K
period 1999-12-31
MULTEX COM INC
filed 2000-03-30
CIK 1061310

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                        COMMISSION FILE NUMBER 0-24559

                                MULTEX.COM, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

       DELAWARE                                      22-3253344
(STATE OF INCORPORATION)               (I.R.S.  EMPLOYER IDENTIFICATION NUMBER)


                         100 WILLIAM STREET, 7th FLOOR
                            NEW YORK, NEW YORK 10038
                                 (212) 607-2400
              (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER,

       INCLUDING AREA CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          Common Stock $.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  [X] Yes [] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                  [ ] Yes [] No

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 6, 2000 was $603,273,823 (based on the last reported sale price on the NASDAQ National Market on that date). The number of shares outstanding of the registrant's common stock as of March 6, 2000 was 28,729,181.

                      DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of the Form 10-K:

Certain information required in Part III of this Form 10-K is incorporated from the registrant's Proxy Statement for its 2000 Annual Meeting of the Stockholders.

                                                 MULTEX.COM, INC.
                                           1999 FORM 10-K ANNUAL REPORT
                                                 TABLE OF CONTENTS
                                                                                                               Page

PART I        ....................................................................................................3

ITEM 1.       BUSINESS............................................................................................3

ITEM 2.       PROPERTIES.........................................................................................21

ITEM 3.       LEGAL PROCEEDINGS..................................................................................22

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................22

PART II       ...................................................................................................22

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS PRICE RANGE OF COMMON
              STOCK..............................................................................................22

ITEM 6.       SELECTED CONSOLIDATED FINANCIAL DATA...............................................................23

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............24

Item 7A:      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........................................36

ITEM 8.       CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................................50

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...............50

PART III      ...................................................................................................50

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................................................50

ITEM 11.      EXECUTIVE COMPENSATION.............................................................................54

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....................................61

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................................................63

PART IV       ...................................................................................................66

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K....................................66


     THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS BASED ON OUR CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT MULTEX.COM AND OUR INDUSTRY. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. MULTEX.COM'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, AS MORE FULLY DESCRIBED IN THIS SECTION AND ELSEWHERE IN THIS REPORT. MULTEX.COM UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON, EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

                                     PART I

ITEM 1.  BUSINESS

     Multex.com, Inc. (www.multex.com) is the Internet's leading financial e-marketplace connecting buyers and sellers of financial services and information. Multex.com is a global company that provides information and commerce enabling technology and infrastructure, application services, Web hosting and online community services to the major financial marketplace participants: brokerage firms, investment banks, corporations, and individual and institutional investors. Our services enable timely online access to over 2 million research reports and other investment information on over 26,000 companies. These reports are published by approximately 700 investment banks, brokerage firms and third-party research providers worldwide. In the United States, we offer research reports from 20 out of the 20 leading investment banks and brokerage firms, according to the Institutional Investor rankings, including Merrill Lynch, Morgan Stanley Dean Witter, Goldman Sachs and Salomon Smith Barney. In Europe, we offer research reports from 20 out of the 20 leading investment banks and brokerage firms, as ranked by the Reuters Tempest survey, and in Asia, we offer research reports from 20 out of the 20 leading investment banks and brokerage firms, as ranked by Asia Money. Through various arrangements, more than 3,000,000 individual investors, institutional investors and financial professionals, including mutual funds managers, portfolio managers, brokers and their clients, are able to use our services. In addition to making our services available through our own Web sites, we have established a number of strategic distribution relationships to reach both the institutional market and the individual investor market.

     For the individual investor market, Multex Investor is an Internet service targeting the rapidly growing individual investor market. Multex Investor is an interactive community for individual investors. Visitors to Multex Investor can join as a "member" at no cost. Members of Multex Investor have free access to a range of member services, investment research reports and other financial information from Multex.com, sponsoring brokerage firms and investment banks, as well as member generated content. As of December 31, 1999, we had over 1 million members of Multex Investor. We have established a number of strategic distribution relationships to promote Multex Investor, including a strategic distribution relationship with America Online to serve as the anchor tenant for brokerage research on the AOL Personal Finance channel. America Online is also a recent investor in Multex.com. In addition, we have established distribution relationships for Multex Investor with other Internet portals and financial sites, including The Wall Street Journal Interactive, CNNfn, CBS MarketWatch, Yahoo!, Intuit, and Quote.com.

     On September 23, 1999, Multex.com acquired Market Guide Inc. Market Guide compiles, integrates and distributes accurate, timely and objective corporate and financial information on over 13,000 publicly traded corporations for dissemination over the Internet and other distribution channels. Under the terms of the acquisition, one share of Multex.com's common stock was exchanged for each outstanding share of Market Guide stock. Multex.com issued approximately 4.9 million shares of its common stock and assumed options to purchase approximately 680,000 shares.

Industry Overview

     In recent years, there has been substantial growth in the ownership of equity and fixed income securities worldwide. The Investment Company Institute reports that the percentage of US households owning stock directly, or through mutual funds, rose from 19% in 1983 to 48% in 1999, a 153% increase. Growth in financial assets has resulted from a number of factors, including an increase in the number of mutual funds and increased cash flows into those mutual funds, households allocating more of their assets to equity investments, sustained high returns in the equity markets over a number of years, and lower trading costs as a result of regulatory changes and improved technologies. The proliferation in equity ownership and associated trading activity has created a need for more investment research and market information on the part of investors who seek higher returns on their portfolios.

     Individuals are showing strong preferences for transacting various types of business, including trading securities, via the Internet, rather than in person or over the telephone. These transactions are being streamlined and can now be performed directly virtually anywhere at any time. Individual investors have accepted and even welcomed self-directed online transactions because these transactions can be faster, less expensive and more convenient than transactions conducted through a human intermediary. We believe that these trends evidence a fundamental change in the way many individual investors manage their financial assets. As individual investors seek to independently manage their financial assets, these investors are increasingly looking for investment research and other financial reports online.

     Investment research is one of the primary tools individual and institutional investors use to assist them in deciding whether to invest in a company or industry and when to buy and sell a particular security. Investment banks and brokerage firms, as the primary providers of investment research, have invested billions of dollars developing their research capabilities, which they use to build their brand name recognition, enhance customer loyalty and generate investment banking and trading revenues. Many of these firms are expanding the breadth and scope of their research by hiring additional analysts and increasing the number of companies and industries covered by their research and providing research on international markets. The ability to offer investment research to investors who traditionally have not had timely access to investment research is increasingly becoming a competitive advantage and a key distinguishing feature for brokerage firms. As the industry becomes more competitive, investment banks and brokerage firms want to distribute their research in the fastest and most efficient manner possible in order to meet increasing investor demand for better access to investment research and market information.

     Individual and institutional investors are increasingly demanding access to investment research and other market information--including detailed company information, Securities and Exchange Commission filings, business and financial news, stock quotes, stock price graphs and annual reports--on a "real-time" or near "real-time" basis. Investment research traditionally has been mailed to investors, which results in a delay in the receipt of the research and significant printing, duplicating and mailing costs. In order to distribute research reports on a more timely basis, some reports are sent by facsimile transmission to investors. However, these conventional distribution methods do not allow investment banks or brokerage firms to control which investors access and view their research. Moreover, large institutional investors often receive hundreds of paper reports, totaling thousands of pages, each week. These paper-based reports must be manually sorted, distributed, stored, reviewed and prioritized, which can be time consuming and expensive. Likewise, large users of investment research and other financial information also include investment banks and brokerage firms, which utilize their proprietary research and other corporate documents, as well as research purchased from other sources, to support their own banking, sales, trading and marketing functions. These firms seek to quickly and efficiently distribute research and other documents to their investment bankers, brokers and traders in geographically dispersed locations.

     In response to the shortcomings of the traditional research distribution methods, investment banks and brokerage firms have tried new distribution methods, including e-mail and distribution through their Web sites, with varying degrees of success. Distribution by e-mail is inefficient because it not only requires the recipient to open and view the e-mail messages, but it also lacks a way for the recipient to differentiate one message from another. Also, e-mail messages cannot be easily retrieved by others. Web-site distribution by investment banks and brokerage firms requires the investor to visit and search numerous Web sites that provide research, which is time-consuming and inefficient. Investment banks and brokerage firms need a solution to their internal and client investment research distribution needs. Institutional investors need a real-time, commingled source for their investment research needs. Individual investors need access to research from investment banks, brokerage firms and other third-party providers.

The Multex.com Solution

     Our investment research and financial information services provide users with online access to a wide range of research and other investment information from corporations, leading investment banks, brokerage firms and third-party research providers worldwide. Our Internet-based technology solution ensures timely receipt of information for critical investment decisions and enables research providers to target their research more efficiently. At the same time, recipients of the information can use our proprietary search tools to locate and retrieve the desired information, saving the time and expense of manually searching through printed reports. Online availability also eliminates costs otherwise incurred in printing, mailing, sorting and filing printed reports. Finally, we enable research and information providers to market more efficiently, not only by reaching their target customers more effectively, but also by providing feedback regarding their access and usage patterns. Our services provide the following key benefits:

     Extensive Database of Research and Financial Information. We provide investors with access to extensive online databases of research reports, fundamental financial data and other investment information on over 26,000 companies. We typically add reports to our database at the rate of more than 20,000 new reports each week. Research reports in our database include all text, charts, graphs, tables, color and document formatting contained in the original report. We continually update and maintain our database of detailed financial and corporate data on almost every publicly-traded US corporation. For some of our customers, we also provide access to delayed stock quotes and real-time Securities and Exchange Commission filings as part of their subscription.

     Efficient, Cost-Effective Research Distribution. We enable investment banks, brokerage firms and third-party research providers to electronically distribute their research reports to their brokers, bankers and traders and their customers via the Internet or intranets on a real-time basis. Our services permit research to be distributed to multiple locations simultaneously. By using these services, research providers can target investors worldwide, monitor investor requests for research reports and determine who has accessed their reports. Because our services are distributed over the Internet or intranets, research providers save printing and mailing costs and can more easily target their research to their customers. Our services are password-protected and research included in our database can be accessed only by authorized users.

     Comprehensive Search Capabilities. We have incorporated extensive search capabilities into our services, thereby enabling users to rapidly and easily locate relevant commingled research from hundreds of sources and to reduce the costs of indexing, organizing and distributing research reports. Users can search for a particular research report by a number of criteria, including company name, industry, ticker symbol or analyst. Additionally, users can search on a full text basis for words or phrases. We also enable users to create searchable, customized research profiles and portfolios, to further facilitate finding and retrieving the document.

     Ease and Efficiency of Use. Our services are designed to facilitate the electronic contribution and online distribution of investment research, as well the efficient dissemination of financial and corporate data over the Internet. Our proprietary software allows sell-side research departments and third-party information providers to easily contribute research reports, financial models, graphic presentations and other documents in real-time directly to our database. Research providers can use existing word processing and desktop publishing software, including Microsoft Word, Excel, PowerPoint, WordPerfect, HTML and multimedia creation software, and are not required to modify their method of document creation. For users accessing research, our proprietary technology incorporates a graphical user interface and provides access through leading browser technologies to simplify finding, retrieving, viewing and printing research reports.

Strategy

     Our objective is to be the leading provider of online investment research, financial information and related technology services for the individual and institutional investment community. We use leading Internet technologies to provide a unique, integrated platform for the efficient distribution of investment research and financial information worldwide. The following are the key elements of our strategy:

     Provide Extensive Investment Research and Financial Information. We intend to continue to leverage our success as an investment research and financial information source for institutional and individual investors. We continuously target leading investment banks and brokerage firms in an effort to add their research to our research database. Through our acquisition of Market Guide we now have the ability to provide accurate, timely and objective financial, descriptive and other information on publicly-traded corporations. Through our Multex Data Group subsidiary, we also now are able to provide proprietary earnings estimates. By establishing relationships with other third-party providers of investment and financial information, including Morningstar, Standard & Poor's, ValueLine, Quote.com and others, we can offer extensive third-party investment research and information. We believe that by continually incorporating additional sources of investment and financial information into our database, we will be well positioned to become the premier source of high-value investment information.

     Expand Distribution Channels. We employ a broad array of distribution channels for our services and are continuously identifying and developing new channels. For distribution of investment research into the institutional investor market, we have entered into agreements with leading third-party distributors, including Bloomberg, Disclosure, Dow Jones and Reuters. In order to enhance the distribution of investment research to individual investors, we have entered into an agreement with America Online to be an anchor tenant on the investment research area within the AOL Personal Finance channel, and have also entered into agreements to distribute our services with a number of leading Internet-based financial Web sites and distributors, including Yahoo!, CNNfn, Data Broadcasting Corporation, which includes CBS MarketWatch, Disclosure, and TheStreet.com. Through our acquisition of Market Guide, we distribute detailed corporate and financial information to over 135 Web sites and information service vendors, including, Yahoo!, America Online, Ameritrade, Charles Schwab, E*Trade, the Motley Fool, Reuters, Business Wire and FactSet.

     Increase Awareness of the Multex.com Family of Brands. We believe that increasing the brand name awareness of Multex.com and our services in the financial community will contribute to our future success. We have successfully built a brand name among institutional investors, research providers and the consumers of financial information and are targeting our marketing efforts to expand the recognition of our brand names through advertising, direct mail, trade shows, seminars and conferences as well as joint marketing initiatives with information providers and distributors. We seek to incorporate our branded logo on each Web site that utilizes our information or technology to increase the brand name awareness of the Multex.com family of brands.

     Target Individual Investor Market. Through Multex Investor, we are targeting the expanding individual investor market. We intend to expand our related sales and marketing efforts in order to increase traffic on Multex Investor and expand our member base. In addition, to address the individual investor market, we intend to capitalize on our arrangements with America Online, The Wall Street Journal Interactive, CNNfn, CBS MarketWatch, Yahoo!, Intuit, Quote.com, Hoover's and EDGAR Online, and to develop links to Multex Investor from other leading Internet portals and personal finance Web sites. We are also seeking to expand the amount of research available to individual investors on Multex Investor from leading investment banks and brokerage firms. We believe that Multex Investor will significantly increase individual investors' access to institutional quality research and enhance our position as a leading online provider of this research.

     Extend Global Presence. To provide U.S. and foreign investors with access to financial information and investment research obtained from corporations or prepared by leading investment banks and brokerage firms throughout the world, we target international corporations, contributors and subscribers from our headquarters in New York, and from offices in London and Hong Kong. We intend to open offices in other leading financial centers. We believe that institutional investors in Europe, the Pacific Rim and numerous emerging markets require access to high quality online investment research and information.
Since many investors are investing in markets throughout the world, they also require research and information from corporations, investment banks and brokerage firms in local markets. In addition, many investment banks and brokerage firms in U.S. and foreign markets are seeking to distribute their research worldwide.

     Maintain Technology Leadership. We intend to continuously develop and incorporate new technologies to enhance our services. We intend to maintain our leadership position by continuing to improve our technology through investment in research and development activities, use of new Internet, intranet and extranet technologies and integration of each of our services. In particular, we are extending the available document formats to support spreadsheets, presentation applications, HTML-based pages, URL references, XML forms and audio and video files. We are currently developing intelligent categorization, which provides context and "learning" from the publishing habits of over 35,000 analysts. Using our technological capabilities and expertise, we focus on enhancing our scalable and open architecture. Our architecture is based on industry leading software, hardware and communications components, together with in-house built applications, protocols, systems and tools.

     Focus on Multiple Revenue Opportunities. We continue to pursue multiple revenue opportunities for future growth with a particular focus on establishing a recurring revenue stream from licensing fees, subscriptions and development, maintenance and hosting fees. We believe that subscriptions, license fees, pay-per-view transactions, advertising and development and other professional service fees represent key opportunities. By expanding the number of research providers and the scope of financial and corporate information available, we believe that we can generate additional revenue from new and enhanced services. In addition, we believe that by targeting individual investors and corporations, we may be able to increase the pay-per-view revenues from Multex Research-On-Demand and Multex Investor. We expect to continue to increase advertising, sponsorship and other revenue from Multex Investor, marketguide.com and our other Web sites. We also expect continued revenue growth from our MultexEXPRESS Web site development and hosting products.

Services

     The following table sets forth information concerning our principal service offerings:

                          Multex.com Service Offerings

  Name of Service                Description                           Target Market
  ---------------                -----------                           -------------
MultexNET            Access to real-time, commingled       Buyside institutions and corporations
                     research

MultexEXPRESS        Development, hosting and real-time    Sellside investment banks and
                     distribution of research and other    brokerage firms, buyside
                     information on customized Web sites   institutions, and other financial
                     for institutional clients             services companies

Multex               Access to commingled, pay-per-view    Corporations, financial institutions
 Research-On-Demand  research on a delayed basis           and advisors, institutional
                                                           investors, other professional service
                                                           firms and libraries

Multex Investor      Financial destination Web site with   Individual investors
                     access to free and pay-per-view
                     research on a delayed basis, as
                     well as other financial data

Market Guide         Financial and corporate information   Financial institutions, institutional
 database            and reports on over 13,000 publicly   investors, corporations, Web sites,
                     traded companies                      individual investors and other
                                                           consumers of financial information

     MultexNET


     MultexNET enables subscribers to access, on a real-time basis over the Internet, commingled full-text investment research reports supplied by leading investment banks, brokerage firms and third-party research providers. Over 11,000 mutual fund managers, portfolio managers and other institutional investors, as well as research analysts and other financial services professionals, are able to use MultexNET, which offers timely online access to over 2,000,000 research reports and other investment information from approximately 700 information providers. Subscribers to MultexNET are offered advanced searching and filtering capabilities, and the ability to retrieve investment research reports over the Internet. Our proprietary software enables us to distribute a particular research or other financial report only to those users who have been authorized or entitled to access the report by the firm that authored the report. MultexNET enables research and other information providers to monitor requests for their research reports and determine who has accessed and viewed the report. Subscribers whose subscription does not entitle them to access particular embargoed research and third-party research information may be able to access these reports through Multex Research-On-Demand on a pay-per-view basis after the typical 15-day embargo period has ended.

     Features of MultexNET include real-time access to high-quality multimedia and rich text research reports, the ability to utilize advanced searching features which permit searches by company name, ticker symbol, brokerage firm, analyst, industry/subject codes and date, the ability to create and modify customized portfolios and profiles in order to ensure the delivery of updated research information about those companies in a particular user's portfolio or profile, and easy-to-use document viewing, printing, faxing and e-mail options. We also provide access to delayed stock quotes and real-time filings with the Securities and Exchange Commission filings as part of the MultexNET subscription. In addition, subscribers may arrange for automated fax and/or e- mail distribution of research reports to the subscriber's end-users.

     Research reports and other financial information available through MultexNET are stored on our servers and made available through the Internet. MultexNET requires subscribers to have an Internet connection, or a connection to an extranet maintained by us, Microsoft Internet Explorer or Netscape Navigator Web browsers, and the Adobe Acrobat viewer installed on their workstation, desktop or laptop computer.

     The annual subscription fee for MultexNET typically ranges from $1,000 to $3,540 per subscriber depending upon the number of users at the particular buyside institution or corporation who have access to the service.

     MultexEXPRESS

     MultexEXPRESS is our applications service provider business ("ASP") that enables investment banks, brokerage firms and other financial institutions to distribute their own proprietary financial research, as well as corporate documents, forms, news and other proprietary content, over the Internet or through intranets and other private networks. Using MultexEXPRESS, investment banks, brokerage firms and other financial institutions are able to reduce the cost of printing and distributing research reports and other internal information and can disseminate more timely information to their employees and customers. Like MultexNET, MultexEXPRESS offers the contributing firm the ability to identify which users actually access research through the usage reporting system incorporated into MultexEXPRESS. MultexEXPRESS can be implemented as a unique Internet site or seamlessly integrated into a firm's existing online presence to target information to employees and key clients on a real-time basis. MultexEXPRESS is built on the same technology platform and provides users with the same core functionality found in MultexNET. MultexEXPRESS also offers additional features and integration options targeted to the internal distribution needs of investment banks, brokerage firms and other financial institutions.

     MultexEXPRESS has been installed at 70 investment banking and brokerage firms, with more than 1,500,000 users at December 31, 1999. This compares to 18 MultexEXPRESS installations, with more than 500,000 users at December 31, 1997. MultexEXPRESS is generally contracted for a one- to three-year period at a fixed rate dependent upon the scale of the enterprise-wide solution offered to the customer.

     Multex Research-On-Demand

     Multex Research-On-Demand gives corporations, financial institutions and advisors, institutional investors, other professional service firms and libraries, the ability to access more than 750,000 research reports and other information from over 400 MultexNET research providers. Each report can be purchased on a pay-per-view basis after an embargo period during which the research providers make the report available on a proprietary basis only to their own employees and customers. This service is available either on a stand- alone basis, through strategic distribution channels or as a part of MultexNET, MultexEXPRESS or Multex Investor. While the majority of the reports available on Multex Research-On-Demand relate to U.S. equities and investment opportunities, we are adding information relating to foreign equities and investment opportunities.

     Multex Research-On-Demand customers can purchase and download the research reports to their own computer using advanced searching and filtering technology that locates documents by symbol, industry, brokerage firm, full-text words and phrases, or user-defined portfolios and profiles. Users can receive e-mail alerts throughout the day, which may be keyed to their portfolios or other user-provided criteria. The financial research reports available to Multex Research-On-Demand customers include both those relating to a particular company and those relating to an industry as a whole. Research from independent research providers, including Standard & Poor's, Disclosure and Value Line Mutual Fund Survey, is also available for purchase, as well reports from the Market Guide database. An online purchase history provides a specific list of all of the reports purchased by an individual user.

     Prices per document available through Multex Research-On-Demand generally range from $10.00 to $300.00, based on the length and type of document. We share the pay-per-view fees generated from the sale of documents with the investment bank, brokerage firm or third-party research provider that authored the original research report, and the distributor through which the purchase was initiated. There is no registration or subscription fee for use of this service. Some of our users have purchased an annual subscription that enables them to purchase individual research reports at a discounted price. We are also adding analysis from leading third-party advisory services.

     Multex Investor

     Multex Investor is an Internet service targeting the rapidly growing individual investor market. Multex Investor is an interactive community for individual investors. Visitors to Multex Investor can join as a "member" at no cost. Members of Multex Investor can download, view and print at no cost a wide range of investment research reports and investment content from us, sponsoring brokerage firms and investment banks, as well as member-generated content. Members also have access to over 500,000 premium "pay-per-view" investment and brokerage research reports from over 300 brokerage firms, investment banks and third-party information providers. We have established a number of strategic distribution relationships to promote Multex Investor, including a strategic distribution relationship with America Online to serve as the anchor tenant for brokerage research on the AOL Personal Finance channel. In addition, we have established distribution relationships for Multex Investor with other Internet portals and financial sites, including The Wall Street Journal Interactive, CNNfn, CBS MarketWatch, Intuit and Quote.com.

     We generate revenue from Multex Investor through the sale of sponsorships to investment banks and brokerage firms, the sale of banner advertisements that allow interested users to link directly to the advertisers' own Web sites, and pay-per-view sales of investment research and other financial reports. To date, we have signed sponsorship agreements with Merrill Lynch, Salomon Smith Barney, Prudential, Morgan Stanley Dean Witter, Robertson Stephens, J.P. Morgan and Gruntal & Co.

     Market Guide database

     Market Guide acquires, integrates, condenses and publishes accurate, timely and objective financial, descriptive and other information on publicly-traded corporations. Market Guide markets this information along with proprietary software to the professional and individual investment communities, through the Internet (www.marketguide.com) and other distribution channels in a cost-
          -------------------
effective manner. Market Guide maintains one of the largest U.S. public company databases with over 13,000 companies traded on the major U.S. markets. Market Guide has also created widely used and well-regarded proprietary industry and sector groupings and assigns companies to these industries and sectors. Market Guide then adds value by computing ratios, peer group comparisons, growth rates and other statistics, which are presented as fielded information in various time tested report formats that follow a recommended analytic process and are supported by extensive educational content. Market Guide also has a historical database of daily pricing and other information going back to 1983 and a new product providing business description, officer and director information and business and geographical segment information.

     Market Guide adds value and distinguishes itself from competition by its:

     . flexible database design which presents financial statements in the same detail as issued by each corporation. This gives users important insights no available in competitive databases, thereby enabling them to make better informed investment decisions;

     . mapping the financials into standardized formats to allow consistent calculations and cross company comparisons;

     . inclusion of auxiliary information such as earnings estimates, price performance, relative price performance, summary insider and institutional ownership statistics, bond ratings, corporate profile information and short interest statistics, giving users a complete perspective on each company;

     . calculation of over 500 popular financial ratios, growth rates and averages computed for the users' convenience; and

     . carefully planned, market tested display formats, including company to industry and sector comparisons, that allow users to quickly and efficiently make considered investment decisions.

     The targeted markets for Market Guide's data and related products include investment managers, investment research departments, financial planners, investment counselors, investment bankers, banks, stockbrokers and brokerage firms, individual investors, financial Web sites and other Internet sites.

     Other Services

     Through Multex Data Group, we maintain an earnings estimate database and generate related, proprietary financial reports, which are resold through various distributors. These reports, which combine information from our earnings estimates database with other fundamental data obtained from a variety of sources, are sold on a pay-per-view basis through Multex Research-On-Demand and Multex Investor, and may be offered in the future on a subscription basis.

Research and Information Providers

     We have dedicated substantial resources to develop relationships with an extensive range of domestic and international investment banks, brokerage firms and third-party research providers, and we have a dedicated sales force which is continually recruiting research providers. We manage our relationship with each major research provider through our staff of account representatives.

     Set forth below is a representative list of our research and information providers:

Selected North American Information Providers


ABN AMRO Chicago Corporation            J.P.  Morgan Securities              Raymond James & Associates*
A.G. Edwards & Sons*                    Janney Montgomery Scott*             Robinson-Humphrey*
Robertson Stephens*                     Jefferies & Co.*                     Salomon Smith Barney*
Bear Stearns & Co.  Inc.*               Legg Mason Wood Walker*              Sanford Bernstein
Brown Brothers Harriman*                Merrill Lynch*                       Schroder & Co., Inc.
BT Alex.  Brown*                        Morgan Keegan & Company*             SG Cowen*
CIBC World Markets*                     Morgan Stanley Dean Witter*          U.S.  Bancorp Piper Jaffray*
CS First Boston                         NationsBanc Montgomery Securities    Warburg Dillon Read*
Dain Rauscher Wessels*                  PaineWebber                          Wedbush Morgan Securities, Inc.*
Goldman Sachs & Co.                     Prudential Securities*               William Blair & Company*
Gruntal & Co.*                          Ragen McKenzie*                      WIT Soundview*
Hambrecht & Quist*
ING Barings
J.C.  Bradford & Co.* Associates*

Selected International Information Providers

ABN AMRO                           Commerzbank AG                            Dresdner Kleinwort Benson
Alfred Berg                        Credit Lyonnais Europe*                   Fox Pitt, Kelton*
Auerbach Grayson*                  Credit Suisse First Boston                Goldman Sachs International
Bankers Trust Australia Limited    Daiwa Institute of Research Ltd.*         HSBC James Capel
Cazenove & Co.                     Deutsche Morgan Grenfell                  Indosuez WI Carr*
Clarion Securities



ING Barings                        PaineWebber International*                   Salomon Smith Barney
Jardine Fleming Holdings Ltd.      Paribas                                      Santander Investment Securities*
JP Morgan Securities Ltd.          Prudential-Bache International Limited*      SBC Warburg Dillon Read
Merrill Lynch International*       RBC Dominion Securities Inc.                 Schroder Securities Limited*
Morgan Stanley International       Robert Fleming & Co.                         SG Securities PTE
                                                                                Union Bank of Switzerland
                                                                                Yorktown Securities*


Selected Third-Party Information Providers

Baseline*                          Instinet Research*                           The Red Chip Review*
CNBC/Dow Jones*                    IPO Maven*                                   Value Line*
Duff & Phelps Credit Rating*       Renaissance Capital*                         Wall Street Transcript*
Gartner Group*                     SNL Securities*                              ZONA Research*
                                   Standard & Poor's*



----------------------
*    Also provides research and information for Multex Research-On-Demand

Customers

     Multex.com has dedicated substantial resources to developing relationships with an extensive range of buyside institutions, investment banks, brokerage firms, libraries, corporations and other professional service firms. As a result, MultexNET is used at over 9,000 financial institutions and corporations, MultexEXPRESS is used by 45 of the world's leading brokerage firms, and thousands of users access Multex Research-On-Demand. Multex Investor, which was launched in November 1998, had more than one million registered members as of December 31, 1999.

     Set forth below is a representative list of our institutional customers:

AIM Advisors                            Dresdner/RCM Global Investors                   Heidrick & Struggles
Alliance Capital Management             Ernst & Young                                   Hewlett-Packard
Arthur Andersen & Company               Fidelity Capital Markets Management             Invesco Asset Management
AXA                                     Fleet Investment Advisors--Equity Partners      J.C.  Bradford & Co.
Robertson Stephens                      Franklin Research and Development               J.P. Morgan Asset Management
Barclays Global Investors               Gabelli Asset Management                        Jefferies & Co.
BT Alex.  Brown                         GE Capital                                      John Hancock Advisors
Carson Group                            Goldman Sachs & Co.                             Kleinwort Benson Investment
Citibank Global Asset Management        Gruntal & Co.                                   Legg Mason Wood Walker
Dain Rauscher Wessels                                                                   McKinsey & Co.
Delaware Management                                                                     Merrill Lynch Asset Management



Morgan Stanley Asset Management    Ragen McKenzie                          Schroeders Investment Management
Oppenheimer Funds                  Salomon Smith Barney Asset Management   T.  Rowe Price
PaineWebber                        SBC Warburg Dillon Read                 UBS Securities
Piper Jaffray                      SG Cowen                                Vanguard
Putnam Investments                                                         WIT Soundview


Strategic Distribution Relationships

     Multex.com has established a number of strategic distribution relationships to provide marketing and additional distribution for its services, to build traffic on our Web sites and to increase investor awareness of our services and the Multex.com brand name. These strategic relationships target both institutional investors and individual investors.

     We have entered into agreements and strategic relationships with Bloomberg, Bridge, Disclosure, Dow Jones, FactSet and Reuters to assist us in marketing our services to institutional investors. In each case, we share in revenues generated from sales to end-users through the strategic partners' distribution networks. The principal services distributed by these strategic partners are MultexNET, which is made available as a service through the partners' distribution network on similar terms to those available to subscribers to MultexNET over the Internet, and Multex Research-On-Demand. On January 1, 1999 we renewed our strategic relationship with Reuters for a five-year term. See "Certain Relationships and Related Transactions."

     In order to enhance the distribution of investment research to the individual investor market, we have entered into an agreement with America Online. This agreement is for an initial two-year term and is automatically renewable unless either party gives advance notice of its intention not to renew. Under our agreement with AOL, we have secured a position as an anchor tenant for brokerage research on the AOL Personal Finance channel as well as integrated links on other screens within the AOL service, with links from those locations back to Multex Investor.

     In addition to the strategic relationships described above, we have entered into agreements with numerous other distributors, including Yahoo!, Big Charts, CBS Marketwatch, CNNfn, Hoover's, Intuit, Quote.com, Bloomberg, SmartMoney.com and Ziff Davis Interactive Investor, as well as 300 affiliates, to further attract traffic to the Multex Investor and our other Web sites.

Sales and Marketing

     Multex.com's sales organization grew from 19 professionals at the end of 1998 to 54 by year-end 1999. Our sales force is organized into geographic teams focused on sales of all Multex.com product lines. There are eight teams in North and South America, four teams in UK/Europe and one in Asia. For each of our business units, a senior sales executive is responsible for insuring that every geographic team contains the professional sales personnel capable of developing sales presentations, demonstrating our products and services, and executing a complete successful sales cycle.

     Currently, our sales personnel are located in our offices in New York and London, and recently our new Hong Kong office. Our plans include expanding sales personnel into our San Francisco office, and into Tokyo.

     In addition to our direct sales efforts, Multex.com's services continue to be sold over a growing number of third-party channels, including Reuters, Bloomberg, Factset, and Disclosure, collectively reaching individual and institutional investors around the world. We believe that our presence on these channels also serves as a significant and continuous source of marketing for our services and the Multex.com brand name.

     Supporting our sales force is our marketing organization of five Multex.com professionals who leverage their significant skills by working with a total of six outside creative, public relations, investor relations and advertising firms representing 32 account team members at those firms. Our marketing in 1999 included virtually every kind of campaign in every media type both in the U.S and the UK. We launched a full calendar of Internet, television, radio, direct mail, outdoor, and print advertisements. We also hosted and participated in trade shows and conferences, and our executives frequently appeared on financial television shows as well as a wide variety of panel discussions. Our concentration on editorial placement paid off with hundreds of articles and mentions in magazines and other press around the world. We continued to utilize our Web sites to create awareness, generate leads and sell services. The Multex.com Web sites (www.multex.com, www.multexinvestor.com,
                      --------------  ----------------------
www.marketguide.com ) as well as our co-branded affiliate Web sites are
-------------------
continually updated with new information about our products and services, and provide links and other registration opportunities for our prospects as well as our clients' prospects. And finally, our ASP business continues to gain global branding benefits from the "Powered by Multex.com" logo which is displayed on the MultexEXPRESS Web sites which we host for our clients and is seen by hundreds of thousands of their end users.

Research and Development

     Our future success will depend upon our ability to maintain and develop competitive technologies, to continue to enhance our current services and to develop and introduce new services in a timely and cost-effective manner that meets changing conditions, including evolving customer needs, new competitive service offerings, emerging industry standards and rapidly changing technology. We have a dedicated research and development organization that develops new features and functionality for our existing services as well as the software that supports new services. The research and development team has expertise in network development and maintenance, Internet and intranet protocols, software development, database maintenance and development and a variety of programming tools and languages and operating systems. At December 31, 1999, we had 66 employees engaged in research and development. Research and development expenses were $6.3 million in 1999, $3.2 million in 1998 and $2.9 million in 1997. We expect to continue making substantial expenditures on research and development in the future.

     The market for the electronic distribution of investment research and related services is characterized by rapidly changing technology, evolving industry standards in computer hardware, programming tools, programming languages, operating systems, database technology and information delivery systems, changes in customer requirements and frequent new product introductions and enhancements. There can be no assurance that we will be able to develop and market, on a timely basis, if at all, service enhancements or new services that respond to changing market conditions or that will be accepted by individual and institutional investors. Any failure by us to anticipate or to respond quickly to changing market conditions, or any significant delays in service development or introduction, could cause users to delay or decide against purchases of our services and would have a material and adverse effect on our business, results of operations and financial condition. See "Risk Factors-- Multex.com's business would be materially and adversely affected if the emerging market for online investment research does not continue to grow."

Customer Service and Network Support

     Multex.com is committed to providing a high level of service and support to its customers. Because our services are available to users 24 hours-a-day, 7 days-a-week, our network support services are likewise continuously available. Our New York Customer Service Center is generally available 24 hours-a-day Sunday evening through Friday evening. We also have a Customer Service Center in London which is generally available from 7 a.m. until 6 p.m. Monday through Friday. Inquiries come in through our Web sites and via e-mail and telephone. At December 31, 1999, we had 27 employees engaged in customer service and network support.

System Architecture and Technology

     We believe that our system architecture and proprietary technology provide us with an important competitive advantage. We use only open standard components, including Microsoft Windows NT, Microsoft Internet Information Server, Microsoft SQL Server and Fulcrum Server. The infrastructure of our production site is built to provide continuous availability of service to both contributors and users over Internet and Intranet channels. All the critical components of the system are redundant, which allows continuous service in case of unexpected component failure, maintenance and upgrades. Our infrastructure is scalable, allowing us to quickly adjust to our expanding client and research information database.

     Our operations are dependent on our ability to maintain our computer and telecommunications systems in effective working order and to protect our systems against damage from fire, natural disaster, power loss, telecommunications failure or similar events. We operate two data centers in downtown Manhattan, one at 33 Maiden Lane and the other at 100 William Street. In addition, Multex is building a new, state-of-the-art data center, to replace the one at Maiden Lane. This new data center will be five times larger than the one it is replacing. This measure will not eliminate the significant risk to our operations from a natural disaster. In addition, any failure or delay in the timely transmission or receipt of feeds and computer downloads from our information providers, due to system failure of the information providers, the public network or other failures, could disrupt our operations.

Competition

     The market for the electronic distribution of investment research and related services is intensely competitive and this competition is expected to continue to increase. We believe that our ability to compete will depend upon many factors both within and beyond our control, including continuing relationships with leading providers of investment research, the timing and market acceptance of new services and enhancements to existing services developed by us and our competitors, ease of use, performance, price, reliability, customer service and support, and sales and marketing efforts. Our competitors vary in size and in the scope and breadth of services offered. Further, we encounter direct and indirect competition from a number of sources, including traditional media, companies that provide investment research, including investment banks and brokerage firms, many of whom have their own Web sites, investment newsletters, personal financial magazines and other Internet providers of either free or subscription research services. In addition, extensive company-specific information, as well as general investment research relating to particular industries, may be obtained, frequently without charge, from public sources, including annual reports, Standard & Poor's company- specific reports, Value Line investment research reports, Media General Financial Services and Disclosure, all of which are available from public libraries, on the Internet and from the companies to which these reports relate, and industry research appearing in financial periodicals.

     We believe that the principal competitive factors in attracting and retaining information providers include the ability to provide full-text, publication- quality research reports electronically on a real-time basis, relationships with institutional investors interested in receiving this research and the flexibility of open architecture systems which enable any computer user with access to a browser to receive research reports regardless of which operating system controls the information provider's computer. We believe that the principal competitive factors in attracting and retaining subscribers include price of the service, the depth, breadth and timeliness of content, the full- text search features available and the ease of use. We believe that the principal competitive factors in attracting advertisers will include the number of subscribers, the demographics of these subscribers and the "pre-qualification" features that can be offered to investment banks and brokerage firms. There can be no assurance that we will be able to compete favorably with respect to these or any other competitive factors.

     Our MultexNET and Multex Research-On-Demand services compete with large and well-established distributors of financial information, including First Call, Investext and I/B/E/S. Our MultexEXPRESS service competes with services provided by in-house management information services personnel and independent systems integrators. Our Multex Investor service competes with Web sites that offer personal finance information, including Microsoft Investor and Yahoo! Finance, and Web sites hosted by investment banks and brokerage firms, such as DLJ Direct and Prudential Securities, offer a particular firm's research reports online either exclusively to their customers or more generally to the public. Numerous other competitors, including Standard & Poor's, Moody's and others, offer similar investment research-based services that compete, or may in the future compete, directly and indirectly with our services. Many of our existing and prospective competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. As a result, they may be able to respond more quickly to new or emerging technologies and changes in investor requirements, or devote greater resources to the development, promotion and sale of their services than we can. These competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees, subscribers, strategic partners and providers of investment research information. See "Risk Factors-- Multex.com's business could be materially and adversely affected by increased competition."

Intellectual Property

     Our future success will depend, in significant part, on our intellectual property, and we rely upon copyright, patent, trade secret and trademark laws in the United States and other jurisdictions to protect our proprietary rights. We own copyrights in the computer software and online materials that we have developed or acquired, and currently hold limited licenses to use and distribute software in which third parties own copyrights, including software for electronic document and database management. We have also entered into limited license agreements with the majority of the investment banks, brokerage firms and other third-party research providers that own the copyrights in research reports that we distribute electronically. We distribute other research reports without the benefit of written licenses with the providers of those reports, solely on the basis of implied licenses that we believe these providers have granted. There can be no assurance that we will be able to maintain our licenses for research content or of third-party software, that we will be able to obtain these licenses in the future on commercially reasonable terms, if at all, that we will be able to continue to distribute those research reports for which we do not have written licenses or that our competitors will not be able to independently develop competing software or on-line materials that avoid infringing our copyrights. Also, because none of our licenses of third-party software and research content are exclusive, this software and content is and will be available to our current and future competitors. Failure on our part to protect or secure ownership of, or to maintain licensed rights to use and distribute software and content of others, and the ability of our competitors to obtain rights to distribute the same research reports that we distribute, could have a material and adverse effect on our business, results of operations and financial condition.

     We have been issued U.S. patents which claim certain aspects of an information delivery and authentication system that provides entitlement and electronic distribution of research documents over the Internet. These patents expire in 2016 and 2017. We have filed applications for four additional U.S. patents covering various aspects of our core technology. We have also filed patent applications under the international Patent Cooperation Treaty and in Canada and the United Kingdom corresponding to our US patents and patent applications. There can be no assurance that any of our pending patent applications will be allowed, that any patents will be issued to us even if the respective applications have been or will be allowed, or that any patents that are issued to us will not be successfully challenged by others or invalidated through agreements with employees, representatives, advisors and others. We also rely on trade secrets and proprietary know-how for certain unpatented aspects of our business information and technology. To protect such information, we generally require all employees, consultants and licensees to enter into confidentiality agreements limiting the disclosure and use of such information. There can be no assurance that these agreements provide meaningful protection or that they will not be breached, that we will have adequate remedies for any such breach, or that our trade secrets, proprietary know-how, and technological advances will not otherwise become known to others. In addition, there can be no assurance that, despite precautions we have taken, others have not obtained or will not obtain access to our proprietary technology. Further, there can be no assurance that third parties will not independently develop substantially equivalent or better technology or acquire equivalent business information.

     We rely upon and seek to protect the trademarks and service marks that we currently use, and those that we intend to use in the future, through registration in the United States and other jurisdictions. We have been granted United States federal and German registrations for MultexNET, and two MultexNET logos, as trademarks and service marks, and have applied for registration of the same marks in Japan, Taiwan, Hong Kong, the United Kingdom and the European Union. We also use the following trademarks and service marks: Multex, Multex.com, the Multex.com logo, MultexEXPRESS, Multex Research-On-Demand, Multex Investor and The Online Investment Research Network. United States registrations have been granted for Multex.com, and United States applications are pending for the other marks. Applications for Multex and Multex Investor have also been made in the European community, Japan, Hong Kong, Taiwan, the United Kingdom, Canada and Australia. There can be no assurance that our use of and interest in these trademarks and service marks will be subject to any legal protection in any of the jurisdictions in which we now do business or might do business in the future, nor that they, or any of the registrations that have already been granted to us, will not be successfully challenged by others and invalidated through administrative process or litigation. As our business is dependent on brand recognition in the marketplace, any failure to maintain and protect our trademarks and service marks could have a material and adverse effect on our business, results of operations and financial condition.

     We have licensed and expect to license some of our proprietary technology to third parties, including joint ventures with third parties, in connection with the establishment of our international business operations, which may be controlled by these third parties. While we will attempt to ensure that our proprietary rights will be protected by our business partners, no assurances can be given that these partners will not take actions that could materially and adversely affect the value of our proprietary rights or the reputation of our services and technologies. We currently license some aspects of our text search functionality and relational database technologies from third parties. Our failure to maintain these licenses, or to find a replacement for these technologies in a timely and cost-effective manner, could have a material adverse effect on our business, results of operations and financial condition.

     Legal standards relating to the validity, enforceability and scope of protection of proprietary rights in Internet-related businesses are uncertain and still evolving, and no assurance can be given as to the future viability or value of any of our proprietary rights or other companies within the industry. See "Risk Factors--If Multex.com fails to adequately protect its intellectual property rights or faces a claim of intellectual property infringement by a third party, it could lose its intellectual property rights or be liable for significant damages."

Government Regulation

     We are subject, both directly and indirectly, to various laws and governmental regulations relating to our business. There are currently few laws or regulations directly applicable to commercial online services or the Internet. However, due to the increasing popularity and use of commercial online services and the Internet, it is possible that a number of laws and regulations may be adopted with respect to commercial online services and the Internet. These laws and regulations may cover issues including, for example, user privacy, pricing and characteristics and quality of products and services. Moreover, the applicability to commercial online services and the Internet of existing laws governing issues including, for example, property ownership, libel and personal privacy is uncertain and could expose us to substantial liability. Any new legislation or regulation or the application of existing laws and regulations to the Internet could have a material and adverse effect on our business, results of operations and financial condition.

     As our services are available over the Internet anywhere in the world, and as we intend to offer services specifically aimed at jurisdictions outside the United States, multiple jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each of those jurisdictions. Failure by us to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to qualify. It is possible that state and foreign governments might also attempt to regulate our transmissions of content on our Web sites or prosecute us for violations of their laws. There can be no assurance that violations of local laws will not be alleged or charged by state or foreign governments, that we might not unintentionally violate these laws or that these laws will not be modified, or new laws enacted, in the future.

Employees

     At December 31, 1999, we employed 336 persons, compared to 246 persons at December 31, 1998. Our future success will depend in substantial part upon our ability to attract and retain highly qualified employees. Competition for personnel, in particular information technology professionals, is intense, and there can be no assurance that we will be able to retain our senior management or other key employees, or that we will be able to attract and retain additional qualified personnel in the future. Our employees are not represented by any collective bargaining organization and we consider our relations with our employees to be good. See "Risk Factors That May Affect Future Results--The loss of any of Multex.com's key personnel could have a material and adverse effect."

ITEM 2.  PROPERTIES

     Our corporate headquarters are located in New York, New York. We occupy approximately 40,000 square feet, under a lease that expires in 2010. This space includes our corporate headquarters and one of our data centers. We also lease 15,000 square feet of space in New York City where we are currently constructing a data center. This lease expires in 2012. This data center is expected to be completed and operational by fourth quarter 2000. We currently have approximately 20,000 square feet leased in a third location that must be vacated by December 2000. This space also includes a data center. We also have approximately 19,000 square feet of space located on Long Island, New York under a lease that expires in 2005.

     In San Francisco, California we currently lease approximately 6,000 square feet of office space under a lease that expires in 2004. In London we will be vacating our current space (approximately 2,000 square feet) and moving into approximately 8,500 square feet of office space. This new lease expires in 2010 with an option to terminate the lease in 2005. This move will be completed in the second quarter 2000. In Hong Kong we currently lease approximately 500 square feet. This lease renews every six months.

     We are currently seeking additional facilities and believe that we will be able to obtain additional space as needed on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

     We are not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At our special meeting held on September 22, 1999 in connection with our acquisition of Market Guide Inc., we submitted the following matters to a vote of our stockholders through a proxy solicitation:

 .    To consider and vote upon a proposal to approve the issuance of our shares of common stock pursuant to a merger agreement by and among Multex.com, MarketGuide and Merengue Acquisition Corp.

 .    To authorize an amendment to Multex.com's certificate of incorporation to increase the size of Multex.com's board of directors from a maximum of seven (7) directors to a maximum of eleven (11) directors.

 .    To authorize an amendment to the Multex.com 1999 Stock Option Plan to increase the number of shares of Multex.com common stock reserved for issuance under such plan by an additional 2,500,000 shares.

 .    To transact such other business as may properly come before the special meeting or any adjournment or postponement thereof.

      The results of the voting at the special meeting were as follows:

                        Affirmative             Votes
Proposal                   Votes               Against           Abstentions       Broker Non-Votes
--------                   -----               -------           -----------       ----------------
Share Issuance          16,098,221                51                  100               24,416
Certificate
   Amendment            16,121,477             1,021                  290                    0
Option Plan
   Amendment            16,110,121               352               12,315                    0

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS PRICE RANGE OF COMMON STOCK

     Multex.com's common stock has traded on the Nasdaq National Market under the symbol "MLTX" since March 17, 1999. The following table sets forth the range of high and low sales prices reported on the Nasdaq National Market for Multex.com common stock of the periods indicated.

Calendar Year 1999:                                     High                      Low
                                              -------------------------  ----------------------

  First Quarter                                       $66.375                 $25.625
  (Commencing March 17, 1999)
  Second Quarter                                        71.50                  22.125
  Third Quarter                                        28.625                   12.75
  Fourth Quarter                                        39.44                   12.56

     On March 6, 2000 the last reported sale price of our common stock on the NASDAQ National Market was $27.19.

                                    HOLDERS

     As of March 6, 2000, there were approximately 6,500 holders of record of our common stock.

                            UNREGISTERED STOCK SALES

     There were no unregistered stock sales in 1999. Unregistered stock has been issued during the first quarter of 2000 in connection with the purchase of Sage Online, Inc., a transaction with Merrill Lynch & Co., Inc., and as a result of exercise of warrants previously issued to FleetBoston Financial Corporation in connection with a credit facility.

                                DIVIDEND POLICY

     We have not declared or paid any cash dividends on our capital stock since inception. We intend to retain any future earnings to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Consequently, stockholders will need to sell shares of common stock in order to realize a return on their investment, if any.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated historical financial data is qualified by reference to, and should be read in conjunction with, the historical financial statements of Multex.com and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

     On September 23, 1999, Multex.com acquired Market Guide Inc. in a transaction accounted for as a pooling of interests. All selected consolidated financial data below reflect the results of Multex.com and Market Guide as if they had always been combined.

                                                                           Year ended December 31,
                                                   --------------------------------------------------------------------------------
                                                     1999             1998              1997               1996             1995
                                                     ----             ----              ----               ----             ----
                                                               (in thousands, except share and per share data)
Statement of Operations Data:
Revenues.................................      $    40,850        $   22,021        $   12,616        $    7,423        $    5,005
Costs of revenues........................           10,569             5,083             2,720             2,659             2,318
                                                ----------         ---------         ---------         ---------         ---------
Gross profit.............................           30,281            16,938             9,896             4,764             2,687

Operating expenses:
 Sales and marketing.....................           26,379             8,667             4,568             2,444             1,980
 Research and development................            6,301             3,167             2,873             2,560             2,039
 General and administrative..............           18,414            12,550            10,426             6,752             3,964
                                                ----------         ---------         ---------         ---------         ---------
  Total operating expenses...............           51,094            24,384            17,867            11,756             7,983
Loss from operations.....................          (20,813)           (7,446)           (7,971)           (6,992)           (5,296)
Net interest income (expense)............            2,245              (186)               60                16               (10)
Other income (expense)...................           (5,712)             (716)               --                --                --
                                                ----------         ---------         ---------         ---------         ---------
Loss from continuing operations before             (24,280)           (8,348)           (7,911)           (6,976)           (5,306)
 income taxes............................
Income taxes.............................            1,030               276                 7                (2)                1
                                                ----------         ---------         ---------         ---------         ---------
Loss from continuing operations..........          (25,310)           (8,624)           (7,918)           (6,974)           (5,307)
Discontinued operations..................              331              (214)           (1,087)             (115)               --
                                                ----------         ---------         ---------         ---------         ---------
Net loss.................................          (24,979)           (8,838)           (9,005)           (7,089)           (5,307)
                                                ==========         =========         =========         =========         =========
Basic and diluted net loss per share.....           $(1.15)           $(1.51)           $(1.62)           $(1.35)           $(0.97)
Shares used in calculating net loss per
 share--basic and diluted................       22,688,050         7,609,524         6,891,764         6,272,043         6,126,598

                                                                          Year ended December 31,
                                                   --------------------------------------------------------------------------------
                                                    1999            1998              1997              1996              1995
                                                    ----            ----              ----              ----              ----
                                                                              (in thousands)
Balance Sheet Data:
Cash and cash equivalents, and                    $39,117        $ 24,171          $ 11,007          $  9,961           $   936
 marketable securities...................
Working capital (deficit)................          37,519          21,958             8,882             8,697              (513)
Total assets.............................          65,600          33,183            18,542            15,885             5,236
Deferred revenues........................           5,691           3,376             2,003             1,334               449
Long-term debt...........................              --             236               393             1,948             1,008
Convertible preferred stock..............              --          59,860            37,234            25,066             8,798
Total stockholders' (deficit) equity.....          47,201         (34,123)          (25,111)          (14,033)           (7,178)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF MULTEX SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS INCLUDED ELSEWHERE HEREIN. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. MULTEX.COM'S ACTUAL RESULTS AND TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH UNDER "RISK FACTORS" AND ELSEWHERE HEREIN.

Overview

     Multex.com is a leading provider of online investment research and information services designed to meet the needs of individual and institutional investors, including investment banks, brokerage firms and corporations. We offer five main services as follows:

 .  MultexNET, which was launched in June 1996;
 .  MultexEXPRESS, which was launched in January 1997;
 .  Multex Research-On-Demand, which was launched in April 1997;
 . Multex Investor, which was launched in November 1998; and . Market Guide database, which was acquired in September 1999.

     MultexNET, typically offered as a one- to three-year subscription, allows entitled institutional investors to access full-text investment research reports on a real-time basis from investment banks, brokerage firms and other third-party research providers over the Internet or through other distribution channels. MultexEXPRESS, also provided pursuant to one- to three-year subscriptions, enables financial institutions to distribute their proprietary financial research, as well as other corporate documents, over the Internet, through intranets and other private networks. Multex Research-On-Demand gives corporations, financial institutions and advisors, and institutional investors the ability to access research reports on a pay-per-view basis from a majority of the contributors to MultexNET, over the Internet or through other distribution channels. Multex Investor gives individual investors who register as members access to a range of financial reports and services, including research reports on a pay-per-view basis, over the Internet from a majority of the contributors to MultexNET. Multex Investor also includes banner advertising and sponsorship advertising throughout the site. Sponsors to Multex Investor include full-service brokerage firms and other financial institutions interested in attracting individual investors to their products, services and brands.

     Revenues from subscriptions to MultexNET and MultexEXPRESS are recognized in equal installments over the term of the subscription. Revenues from Multex Research-On-Demand and pay-per-view transactions on Multex Investor are recognized upon sale. Revenues from sponsorships to Multex Investor are recognized in equal installments over the term of the sponsorship. Some of the users of Multex Research-On-Demand pay a flat annual fee for the service, which entitles them to receive research and other reports at a discounted rate. Revenues from these users are recognized in equal installments over the term of the subscription. All costs associated with revenues from MultexNET, MultexEXPRESS, Multex Research-On-Demand and Multex Investor are expensed as and when incurred. We pay distribution fees to our distributors and, with respect to Multex Research-On-Demand and pay-per-view transactions on Multex Investor, royalties to the investment banks, brokerage firms or third-party research providers that authored the research.

     On March 17, 1999, we completed our initial public offering of 3,450,000 shares of common stock, of which 3,283,500 shares were issued and sold by Multex.com, at a price of $14.00 per share. Net proceeds of approximately $41.6 million from the sale of common stock in our initial public offering were added to our working capital.

     We continue to expand our operations and have grown from 246 employees at December 31, 1998 to 336 employees at December 31, 1999. We expect to add additional personnel both in the United States and abroad as our operations expand. We currently expect to significantly increase our operating expenses both on an absolute basis and as a percentage of revenues in order to expand our sales and marketing operations, to continue to expand internationally and to continuously upgrade and enhance our services and technologies. As a result of these and other factors, there can be no assurance that we will not incur significant losses on a quarterly and annual basis for the foreseeable future.

     We have incurred significant losses since our inception, and as of December 31, 1999 had an accumulated deficit of $60.1 million. In addition, we have recorded cumulative deferred compensation of $2.4 million, which represents the difference between the exercise price of stock options for shares of common stock granted to some of our employees and the fair market value of our common stock at the date of grant. Of the total deferred compensation amount, $465,000 was amortized prior to December 31,1998 and $646,000 was amortized during the year ended December 31, 1999. The remaining deferred compensation amount will be amortized over the remaining vesting periods of the related options. We believe that period-to-period comparisons of our operating results are not necessarily meaningful and that the results for any period should not be relied upon as an indication of future performance.

     Historically, a few of our subscribers and distributors have accounted for a substantial portion of our revenues. For the year ended December 31, 1999, Merrill Lynch accounted for 10.2% of our consolidated revenues. For the years ended December 31, 1998 and 1997, Reuters Group PLC accounted for 11.3% and 18.1%, respectively, of our consolidated revenues. For the year ended December 31, 1997, Bloomberg L.P. accounted for 10.1% of our consolidated revenues. The loss of Merrill Lynch, or any of our other subscribers or distributors, could have a material and adverse effect on our business, results of operations and financial condition.

Recent Developments

     Market Guide Acquisition

     The acquisition of Market Guide, which was consummated September 23, 1999, is further discussed in Part I, Item 1.

     Merrill Lynch Transaction

     On December 21, 1999, Multex.com announced a multi-year partnership with Merrill Lynch to co-develop global research and information Web sites for clients of Merrill Lynch's institutional e-commerce portal. The companies will jointly develop the next-generation platform for real-time delivery of Merrill Lynch investment strategy and securities research for its institutional clients.

     Sage Transaction

     On March 20, 2000, Multex.com acquired Sage Online, Inc. Sage Online is a leading provider of live events and interactive community for personal finance, including mutual fund and equity content, chat rooms, forums and message boards. Sage Online was a privately held company and is now a wholly-owned subsidiary of Multex.com.

Results of Operations


Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Revenues

     Multex.com's revenues consist of subscription fees for MultexNET, subscription, development and hosting fees for MultexEXPRESS, sales of investment research on a pay-per-view basis through Multex Research-On-Demand, license and redistribution fees for the Market Guide database, and sales of sponsorships, advertising and investment research through the Multex Investor and Market Guide Web sites. We also provide professional services to select MultexEXPRESS clients, including software development, customization and integration services. On occasion, as a service to our clients, we have acquired equipment for resale.

     Revenues increased 85.5% to $40.8 million for the year ended December 31, 1999 from $22.0 million for the year ended December 31, 1998. The increase in revenues was attributable to a number of factors: a significant increase in the number of institutions and individuals using our pay-per-view service, greater acceptance of Multex Research-On-Demand, an increase in the number of installations utilizing MultexEXPRESS to distribute their proprietary research to their employees and customers, an increase in the number of vendors distributing the Market Guide database, and increased advertising and sponsorship revenues from the Multex Investor and Market Guide Web sites.

     Cost of Revenues

     Cost of revenues consists primarily of fees payable to distributors of MultexNet and Multex Research-On-Demand, royalties payable to the authors of investment research and content offered through Multex Research-On-Demand, Multex Investor and marketguide.com, external development costs incurred for MultexEXPRESS customers, research department costs related to the collection and processing of financial data and earnings estimates, purchases of equipment for resale and data communications costs.


     Cost of revenues increased 107.9% to $10.6 million in the year ended December 31, 1999 from $5.1 million for the year ended December 31, 1998. As a percentage of revenues, cost of revenues increased to 25.9% for the year ended December 31, 1999 from 23.1% for the year ended December 31, 1998. The increase in cost of revenues in dollar terms was primarily due to royalty and distribution fee payments as a result of increased sales of Multex Research-On-Demand, the increased cost of equipment purchased for resale, increased data collection costs related to the maintenance and enhancement of the Market Guide database, growth in web site traffic resulting in increased royalty payments to content providers, increased Web site development costs resulting from the increased number of MultexEXPRESS installations, and additional data communications charges resulting from increased sales of subscriptions for MultexNET and installations of MultexEXPRESS.


  Operating Expenses

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, advertising, public relations, tradeshow expenses and costs of marketing materials. Sales and marketing expenses increased 204.3% to $26.4 million for the year ended December 31, 1999 from $8.7 million for the year ended December 31, 1998. As a percentage of revenues, sales and marketing expenses increased to 64.6% for the year ended December 31, 1999 from 39.4% for the year ended December 31, 1998. The increase in sales and marketing expenses was due to an expansion of our sales force both domestically and internationally, increased marketing activities, additional costs resulting from expanding our international marketing efforts, and a significant advertising campaign undertaken in 1999 to increase awareness and visibility of Multex Investor and prominence of the Multex.com family of brands.


     Research and Development. Research and development expenses consist primarily of salaries and benefits. Research and development expenses increased 99.0% to $6.3 million for the year ended December 31, 1999 from $3.2 million for the year ended December 31, 1998. As a percentage of revenues, research and development expenses increased to 15.4% for the year ended December 31, 1999 from 14.4% for the year ended December 31, 1998. The increase in research and development expenses in dollar terms was primarily due to an increase in the number of developers employed by us, salary increases and costs related to creating and developing new products and enhancements to the Market Guide database. We believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, expect research and development expenses to increase in dollar terms in future periods.


     General and Administrative. General and administrative expenses consist primarily of salaries and benefits, fees for professional services and facility expenses, including depreciation of assets. General and administrative expenses increased 46.7% to $18.4 million for the year ended December 31, 1999 from $12.5 million for the year ended December 31, 1998. As a percentage of revenues, general and administrative expenses decreased to 45.1% for the year ended December 31, 1999 from 57.0% for the year ended December 31, 1998. The increase in general and administrative expenses in dollar terms in each period was primarily due to increased personnel, professional service fees and facility expenses necessary to support our domestic and international growth, including costs associated with our London and Multex Data Group offices. We expect that general and administrative expenses will increase in dollar terms in future periods as we hire additional personnel and incur additional costs related to the growth of our business and our operations as a public company.


  Loss from Operations

     We have invested heavily in establishing a brand name for our services, expanding internationally, continuing to develop enhanced services, maintaining our technological advantage and increasing the number of our employees and offices as we seek to increase our market share. For the foregoing reasons, loss from operations increased 179.5% to $20.8 million for the year ended December 31, 1999 from $7.4 million for the year ended December 31, 1998.

As a percentage of revenues, loss from operations was 50.9% for the year ended December 31, 1999 compared to 33.8% for the year ended December 31, 1998.


  Interest Income (Expense) and Other Income

     Net interest income was $2.2 million for the year ended December 31, 1999 as compared to net interest expense of $186,000 for the year ended December 31, 1998. The changes in net interest income/expense are attributable to the changes in cash available for investing and fluctuations in borrowings. In particular, 1999 interest income reflects interest earned on proceeds from the March 1999 initial public offering.


     For the year ended December 31, 1998, Multex.com recognized a gain of $125,000 from the sale of leased equipment. There was no comparable transaction during the year ended December 31, 1999.


     For the year ended December 31, 1999, Multex.com recorded $5.7 million in expenses related to the September 1999 acquisition of Market Guide Inc. The majority of these expenses related to fees for investment bankers, outside counsel, accountants, proxy solicitors, document preparation and other costs related to consummating the acquisition.


   Income Taxes

     At December 31, 1999, Multex.com had net operating loss carryforwards of approximately $50.0 million and research and development credits of approximately $1.0 million for income tax purposes that expire in 2009 through 2019. The utilization of approximately $15.6 million and $400,000 of these loss carryforwards and credits, respectively, are subject to annual limitations of approximately $1.9 million, pursuant to Section 382 of the Internal Revenue Code of 1986.


     The majority of income tax expense recognized for the years ended December 31, 1999 and 1998 relates to Market Guide's operations prior to the September 1999 acquisition. Such operations cannot be included in Multex.com's tax returns, and accordingly cannot be offset by Multex.com's net operating loss.


     Loss from continuing operations

     Loss from continuing operations increased 193.5% to $25.3 million for the year ended December 31, 1999 from $8.6 million for the year ended December 31, 1998. The increase in loss from continuing operations was due to Multex.com's large investment in establishing a brand name for its services, expanding internationally, continuing to develop new services, increasing the number of employees, and $5.7 million in expenses related to the Market Guide acquisition.


     Discontinued operations

     Income from discontinued operations totaled $106,000 for the year ended December 31, 1999 compared to a loss from discontinued operations of $440,000 for the year ended December 31, 1998. Multex.com recognized a gain of $226,000, net of $163,000 in income taxes, related to the receipt of $1.2 million upon completion of the sale of CreditRisk Monitor to New Generation Foods in January 1999.


  Net loss

     Net loss increased 127.2% to $26.2 million for the year ended December 31, 1999 from $11.5 million for the year ended December 31, 1998. The net loss includes redeemable preferred stock dividends of $1.2 million for the year ended December 31, 1999 and $2.7 million for the year ended December 31, 1998. All preferred stock was converted into common stock upon the completion of the March 1999 initial public offering.


Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Revenues

     Multex.com's revenues consist of subscription fees for MultexNET, subscription, development and hosting fees for MultexEXPRESS, sales of investment research on a pay-per-view basis through Multex Research-On-Demand, license and redistribution fees for the Market Guide database, and sales of sponsorships, advertising and investment research through the Multex Investor and Market Guide Web sites. We also provide professional services to select MultexEXPRESS clients, including software development, customization and integration services. On occasion, as a service to our clients, we have acquired equipment for resale.

     Total revenues increased 74.5% to $22.0 million for the year ended December 31, 1998 from $12.6 million for the year ended December 31, 1997. The increase in revenues for 1998 was primarily due to several factors: a significant increase in the number of institutions and individuals using our pay-per-view service, Multex Research-On-Demand, and the availability of that service for all of 1998, as compared to 1997, when the availability commenced in April; an increase in the number of installations utilizing MultexEXPRESS to distribute their proprietary research to their employees and customers, combined with the fact that 18 of these installations were revenue-producing for all of 1998, as compared to only four that were revenue-producing for all of 1997; an increase in the number of MultexNET users, primarily as a result of the addition of Reuters as a distribution channel; the launch of Multex Investor in November 1998; the addition of 35 new vendors related to Internet redistribution and co-branded relationships for the Market Guide database; and a full year of year of Internet advertising revenue on the marketguide.com Internet site.

Cost of Revenues

     Cost of revenues consists primarily of fees payable to distributors of MultexNet and Multex Research-On-Demand, royalties payable to the authors of investment research and content offered through Multex Research-On-Demand and marketguide.com, external development costs incurred for MultexEXPRESS customers, research department costs related to the collection and processing of financial data and earnings estimates, purchases of equipment for resale and data communications costs.


     Cost of revenues increased 86.8% to $5.1 million for the year ended December 31, 1998 from $2.7 million for the year ended December 31, 1997. As a percentage of revenues, cost of revenues increased to 23.1% for the year ended December 31, 1998 from 21.6% for the year ended December 31, 1997. The increase in cost of revenues in dollar terms in each period was primarily due to royalty and distribution fee payments as a result of increased sales of Multex Research-On-Demand, the increased cost of equipment purchased for resale, increased data collection costs related to the maintenance and enhancement of the Market Guide database, growth in web site traffic resulting in increased royalty payments to content providers, increased Web site development costs resulting from the increased number of MultexEXPRESS installations, and additional data communications charges resulting from increased sales of subscriptions for MultexNET and installations of MultexEXPRESS.


  Operating Expenses

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, advertising, public relations, tradeshow expenses and costs of marketing materials. Sales and marketing expenses increased 89.7% to $8.7 million for the year ended December 31, 1998 from $4.6 million for the year ended December 31, 1997. As a percentage of revenues, sales and marketing expenses increased to 39.4% for the year ended December 31, 1998 from 36.2% for the year ended December 31, 1997. The increase in sales and marketing expenses was due to an expansion of our sales force both domestically and internationally, increased marketing activities, and additional costs resulting from expanding our international marketing efforts.


     Research and Development. Research and development expenses consist primarily of salaries and benefits. Research and development expenses increased 10.3% to $3.2 million for the year ended December 31, 1998 from $2.9 million for the year ended December 31, 1997. As a percentage of revenues, research and development expenses decreased to 14.4% for the year ended December 31, 1998 from 22.8% for the year ended December 31, 1997. The increase in research and development expenses in dollar terms was primarily due to an increase in the number of developers employed by us, salary increases and costs related to creating and developing new products and enhancements to the Market Guide database. We believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, expect research and development expenses to increase in dollar terms in future periods.

     General and Administrative. General and administrative expenses consist primarily of salaries and benefits, fees for professional services and facility expenses, including depreciation of assets. General and administrative expenses increased 20.4% to $12.5 million for the year ended December 31, 1998 from $10.4 million for the year ended December 31, 1997. As a percentage of revenues, general and administrative expenses decreased to 57.0% for the year ended December 31, 1998 from 82.6% for the year ended December 31, 1997. The increase in general and administrative expenses in dollar terms in each period was primarily due to increased personnel, professional service fees and facility expenses necessary to support our domestic and international growth, including costs associated with our London and Multex Data Group offices. We expect that general and administrative expenses will increase in dollar terms in future periods as we hire additional personnel and incur additional costs related to the growth of our business and our operations as a public company.


  Loss from Operations

     We have invested heavily in establishing a brand name for our services, expanding internationally, continuing to develop enhanced services and maintaining our technological advantage, and increasing the number of our employees and offices as we seek to increase our market share. Loss from operations decreased 6.6% to $7.4 million for the year ended December 31, 1998 from $8.0 million for the year ended December 31, 1997. As a percentage of revenues, loss from operations was 33.8% for the year ended December 31, 1998 and 63.2% for the year ended December 31, 1997.



  Interest Income (Expense) and Other Income

     Net interest expense was $186,000 for the year ended December 31, 1998 compared to net interest income of $61,000 for the year ended December 31, 1997. The changes in net interest income/expense are attributable to the changes in cash available for investing and fluctuations in borrowings.


     In the fiscal year ended December 31, 1998, Multex.com recognized a gain of $125,000 from the sale of leased equipment. There was no comparable transaction during the year ended December 31, 1997.


  Income Taxes

     The majority of income tax expense recognized in the years ended December 31, 1998 and 1997 was related to Market Guide's operations prior to the September 1999 acquisition.


  Loss from continuing operations

     Loss from continuing operations increased 8.9% to $8.6 million for the year ended December 31, 1998 from $7.9 million for the year ended December 31, 1997. The increase in loss from continuing operations was due to Multex.com's large investment in establishing a brand name for its services, expanding internationally, continuing to develop new services, increasing the number of employees and $841,000 of expenses related to its proposed, but not completed, 1998 initial public offering.


     Discontinued operations

     Loss from discontinued operations decreased 59.5% to $440,000 for the year ended December 31, 1998 from $1.1 million for the year ended December 31, 1997. The decline in losses from 1997 to 1998 reflects a growing number of customers for the CreditRisk Monitor service and a cost containment program instituted in the middle of fiscal year 1998. Multex.com also recognized a gain of $226,000, net of $163,000 in income taxes, related to the receipt of $1.2 million upon completion of the sale of CreditRisk Monitor to New Generation Foods in January 1999.


     Net loss

     Net loss increased 3.0% to $11.5 million for the year ended December 31, 1998 from $11.2 million for December 31, 1997. The net loss includes redeemable preferred stock dividends of $2.7 million and $2.2 million for the years ended December 31, 1998 and 1997, respectively.


Selected Unaudited Quarterly Results of Operations

     The following table sets forth unaudited quarterly statement of operations data for each of the eight quarters ended December 31, 1999. In the opinion of management, the unaudited financial results include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of our consolidated results of operations for those periods. The consolidated quarterly data should be read in conjunction with the audited Consolidated Financial Statements and the Notes thereto appearing elsewhere in this report. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

     In the following table, the quarters ended March 31, June 30, September 30 and December 31, 1998 include the calendar quarter results for Multex.com and the results for Market Guide's fiscal quarters ended May 31, August 31 and November 30, 1998 and February 28, 1999, respectively. The quarters ended March 31, June 30, September 30 and December 31, 1999 include the calendar quarter results for Multex.com and the estimated results for Market Guide on a calendar quarter basis.

                                                                      Three Months Ended
                                       ---------------------------------------------------------------------------
                                       Mar. 31, 1998   June 30, 1998  Sept. 30, 1998  Dec. 31, 1998  Mar. 31, 1999
                                       -------------   -------------  --------------  -------------  -------------
                                                                                        (in thousands)
Revenues...........................       $ 4,934        $ 5,175        $ 5,569        $ 6,343        $ 7,606
Cost of revenues...................         1,273          1,236          1,221          1,353          2,006
                                           ------         ------         ------         ------         ------
Gross profit.......................         3,661          3,939          4,348          4,990          5,600
Operating expenses:
 Sales and marketing...............         1,452          1,609          2,083          3,523          4,031
 Research and development..........           702            704            728          1,033          1,065
 General and administrative........         2,793          3,076          3,115          3,566          3,737
                                           ------         ------         ------         ------         ------
  Total operating expenses.........         4,947          5,389          5,926          8,122          8,833
                                           ------         ------         ------         ------         ------
Loss from operations...............        (1,286)        (1,450)        (1,578)        (3,132)        (3,233)
Net interest income (expense)......          (213)            36             37            (46)           263
Other income (expenses)............          (716)            --             --             --             --
Loss from continuing operations
 before taxes......                        (2,215)        (1,414)        (1,541)        (3,178)        (2,970)

Income taxes.......................             8              4              7            257            446
                                           ------         ------         ------         ------         ------
Loss from cont. operations.........        (2,223)        (1,418)        (1,548)        (3,434)        (3,416)
Discontinued operations............          (234)          (269)          (255)           543            331
                                           ------         ------         ------         ------         ------
Net loss...........................        (2,457)        (1,687)        (1,803)        (2,891)        (3,085)
                                           ======         ======         ======         ======         ======

                                                 Three Months Ended
                                     -------------------------------------------
                                     June 30, 1999 Sept. 30, 1999  Dec. 31, 1999
                                     ------------- --------------  -------------

Revenues...........................   $ 8,841       $ 10,929        $13,474
Cost of revenues...................     2,293          2,671          3,599
                                       ------        -------         ------
Gross profit.......................     6,548          8,258          9,875
Operating expenses:
 Sales and marketing...............     4,912          6,619         10,817
 Research and development..........     1,122          2,039          2,075
 General and administrative........     4,087          4,776          5,814
                                       ------        -------         ------
  Total operating expenses.........    10,121         13,434         18,706
                                       ------        -------         ------
Loss from operations...............    (3,573)        (5,176)        (8,831)
Net interest income (expense)......       711            685            586
Other income (expenses)............        --         (5,606)          (106)
Loss from continuing operations
 before taxes......                    (2,862)       (10,097)        (8,351)

Income taxes.......................       226            234            124
                                       ------        -------         ------
Loss from cont. operations.........    (3,088)       (10,331)        (8,475)
Discontinued operations............        --             --             --
                                       ------        -------         ------
Net loss...........................    (3,088)       (10,331)        (8,475)
                                       ======        =======         ======

                                                           Percentage of Total Revenues
                                       --------------------------------------------------------------------
Revenues............................   100.0%   100.0%   100.0%   100.0%   100.0%   100.0%   100.0%   100.0%
Cost of revenues....................    25.8     23.9     21.9     21.3     26.4     25.9     24.4     26.7
                                       -----    -----    -----    -----    -----    -----    -----    -----
Gross profit........................    74.2     76.1     78.1     78.7     73.6     74.1     75.6     73.3
Operating expenses:
 Sales and marketing................    29.5     31.1     37.4     55.6     53.0     55.6     60.6     80.2
 Research and development...........    14.2     13.6     13.1     16.3     14.0     12.7     18.7     15.4
 General and administrative.........    56.6     59.4     55.9     56.2     49.1     46.2     43.7     43.2
                                       -----    -----    -----    -----    -----    -----    -----    -----
  Total operating expenses..........   100.3    104.1    106.4    128.1    116.1    114.5    123.0    138.8
                                       -----    -----    -----    -----    -----    -----    -----    -----
Loss from operations................   (26.1)   (28.0)   (28.3)   (49.4)   (42.5)   (40.4)   (47.4)   (65.5)
Net interest income (expense).......    (4.3)     0.7      0.6     (0.7)     3.5      8.0      6.0      4.1
Other income (expenses).............   (14.5)      --       --       --       --       --    (51.1)    (0.6)
                                       -----    -----    -----    -----    -----    -----    -----    -----
Loss from continuing operations
 before taxes......                    (44.9)   (27.3)   (27.7)   (50.1)   (39.0)   (32.4)   (92.5)   (62.0)

Income taxes........................    (0.1)    (0.1)    (0.1)    (4.0)    (5.9)    (2.5)    (2.0)    (0.9)
Loss from cont. operations..........   (45.1)   (27.4)   (27.8)   (54.1)   (44.9)   (34.9)   (94.5)   (62.9)
Discontinued operations.............    (4.7)    (5.2)    (4.6)     8.6      4.4       --       --       --
                                       -----    -----    -----    -----    -----    -----    -----    -----
Net loss............................   (49.8)%  (32.6)%  (32.4)%  (45.5)%  (40.5)%  (34.9)%  (94.5)%  (62.9)%
                                       =====    =====    =====    =====    =====    =====    =====    =====

     Our revenues have increased in all quarters presented as a result of increased acceptance of MultexNET, which was launched in June 1996, MultexEXPRESS, which was launched in January 1997, Multex Investor, which was launched in November 1998, increased purchases of the Multex Research-On-Demand service, which was launched in April 1997, and the continued growth in the number of companies licensing the Market Guide database. Our gross margins fluctuate due to several factors. Increased prices and improved operating efficiencies lead to an increase in gross margin, which is also enhanced when significant volumes of professional services are supplied. In other quarters, when we have significant amounts of equipment resale transactions, including, for example, in the three months ended March 31, 1998, gross margin tends to decrease. Operating expenses have increased in dollar terms during the quarters presented. Sales and marketing expenses have increased in dollar terms as a result of increased personnel and increased marketing, advertising and promotional activity. Research and development expenses increased in dollar terms as a result of expanded technological development efforts to support the launch of new services and to enhance the features and functionality of its services.

     Our quarterly revenues, margins and results of operations have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future. Causes of these fluctuations have included and may include, among other factors, demand for our services, the size and timing of both new and renewal subscriptions, the number, timing and significance of new services introduced by us and our competitors, our ability to develop, market and introduce new and enhanced services on a timely basis, the level of service and price competition, changes in operating expenses, changes in the mix of services offered, changes in our sales incentive strategy, sharp declines in the volume or price levels of securities transactions and general economic factors. Any one or more of these factors could have a material and adverse effect on our business, results of operation and financial condition, and makes the prediction of results of operations on a quarterly basis unreliable. See "Risk Factors-- Fluctuations in Multex.com's operating results may negatively impact our stock price".

Liquidity and Capital Resources

     We have financed our operations primarily through the sale of equity securities as we have not generated cash flow from operations since our inception. Through December 31, 1999, we have received an aggregate of $94.3 million in net proceeds from the sale of common stock and convertible preferred stock. At December 31, 1999, we had $6.1 million of cash and cash equivalents. Our principal commitments consist of obligations under operating leases.

     Net cash used in operating activities from continuing operations was $22.3 million in the year ended December 31, 1999, and $4.7 million in the equivalent period in 1998. The principal use of cash for all periods was to fund our losses from operations.

     Net cash used in investing activities was $21.7 million in the year ended December 31, 1999, and $13.2 million in the equivalent period in 1998. Cash used in investing activities was primarily related to purchases of marketable securities and the acquisition of property and equipment.

     Net cash provided by financing activities was $45.6 million in the year ended December, 1999, and $19.0 million for the equivalent period in 1998. Net cash provided by financing activities primarily consisted of net proceeds from the sale of equity securities in the March 1999 initial public offering.

     Net cash provided by discontinued activities was $331,000 in the year ended December, 1999, compared to net cash used in discontinued operations of $261,000 for the equivalent period in 1998. Net cash provided by discontinued operating activities reflects proceeds from the gain on sale of Market Guide's Creditrisk Monitor division in January 1999.

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

Impact of the Year 2000

     The Year 2000 issue is the result of computer systems and software products coded to accept or recognize only two digit entries in the date code field. These systems may recognize a date using "00" as the year 1900 rather than the year 2000. Year 2000 issues have not had any material impact on Multex.com.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                           CURRENCY RATE FLUCTUATIONS

     Our results of operations, financial position, and cash flows are not materially affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. We do not use derivative financial instruments to limit our foreign currency risk exposure.

                           INTEREST RATE FLUCTUATIONS

     Our results of operations, financial position, and cash flows are not materially affected by changes in market interest rates. We have no long-term debt obligations. We had $39.1 million in cash, cash equivalents and marketable securities as of December 31, 1999.

                  RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

Because we have a limited operating history, there is limited information upon which you can evaluate Multex.com's business

     Although Multex.com commenced operations in April 1993, all of our current services were launched since June 1996. Accordingly, we have a limited operating history upon which you can evaluate our business.

     In order to be successful, we must increase our revenues from subscription fees for MultexNET, from development, hosting and subscription fees for MultexEXPRESS, generate additional sales of investment research on a pay-per-view basis through Multex Research-On-Demand, attract more users to Multex Investor and increase license fees from the Market Guide database. However, as a company in the new and rapidly evolving market for the distribution of investment research and other information over the Internet, we face numerous risks and uncertainties. Some of these risks relate to our ability to:

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

Multex.com has a history of losses

     Since our incorporation, we have not been profitable on an annual or quarterly basis. We incurred net losses of $25.0 million, $8.8 million and $9.0 million for the years ended December 31, 1999, 1998 and 1997, respectively. We continue to experience operating losses and negative cash flows and will continue to incur significant operating expenses and make capital investments in our business. We may not ever generate sufficient revenues to achieve profitability. If we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. At December 31, 1999 we had an accumulated deficit of $60.1 million. We have financed our operations to date primarily through the sale of equity securities.

Fluctuations in Multex.com's operating results may negatively impact our stock price

     Our revenues, margins and operating results have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. These factors include:

 .  demand for our services;

 . the size and timing of new and renewal subscriptions and licensing agreements;

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

 . sharp declines in the volume of securities transactions or the prices of securities generally; and

 .  general economic factors.

     Our cost of revenues consists principally of distribution fees and royalties, which fluctuate depending upon the demand for our services, external development costs and fixed telecommunications costs. In addition, a substantial portion of our operating expenses is related to personnel costs, marketing programs and overhead, which cannot be adjusted quickly and are therefore relatively fixed in the short term. Our operating expense levels are based, in significant part, on our expectations of future revenues on a quarterly basis. If actual revenues on a quarterly basis are below management's expectations, or if our expenses precede increased revenues, both gross margins and results of operations would be materially and adversely affected because a relatively small amount of our costs and expenses varies with our revenues in the short term.

The loss of a major research or information provider would harm Multex.com's business

     We are dependent upon the continued provision of high-quality investment research reports from investment banks, brokerage firms and third-party research providers. Some of these arrangements are not embodied in written contracts and some of these arrangements can be terminated by the provider on short notice.
At present, more than half of our approximately 700 information providers permit us to offer the research for sale after a specified embargo period, generally seven to fifteen days. The remaining information providers do not permit these sales. Many of our providers of research reports and other information compete with one another and, to some extent, with us for subscribers. None of these information providers have arrangements to provide research or information exclusively to us. The loss of one or more significant information providers would decrease the research and other information which we can offer our users and would have a material and adverse effect on our business, results of operations and financial condition.

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

The inadvertent distribution of research reports could result in a claim for damages against Multex.com or harm our reputation

     Our proprietary software technology enables us to restrict distribution of a particular research report or other financial information to those users who have been authorized or entitled to access the report by the information provider. We might inadvertently distribute a particular report to a user who is not so authorized or entitled, which could subject us to a claim for damages by the information provider or which could harm our reputation in the marketplace, either of which could have a material and adverse effect on our business, results of operations and financial condition.

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

     Our future results of operations will depend, in substantial part, on our ability to increase the market acceptance of our services. The future viability of MultexNET will depend upon, among other factors, our ability to expand our direct and indirect sales and marketing channels, to attract and retain high- quality information providers and to deliver our services across multiple delivery platforms. The future viability of MultexEXPRESS will depend upon, among other factors, the continued desire of investment banks, brokerage firms and other information providers to distribute proprietary investment research and corporate documents over the Internet or through private networks to their employees and customers. The future viability of Multex Research-On-Demand will depend upon, among other factors, the acceptance of the Internet as a medium for the distribution and sale of investment research, as well as on our ability to build a direct and indirect sales force to sell our services, to attract and retain high-quality information providers, and to develop and increase our base of users. The future viability of Multex Investor will depend upon, among other factors, the acceptance of the Internet as a medium for the distribution and sale of investment research to individual investors, and our ability to attract and retain advertisers and sponsors, new members and additional distribution partners. In addition, in order to download research reports and other information from Multex Investor, users are required to first download the Adobe Acrobat reader, which may be difficult for some users to accomplish. If we are unable to increase the number of users of MultexNET, MultexEXPRESS, Multex Research-On-Demand and Multex Investor, or to attract and retain information providers, our business, results of operations and financial condition would be materially and adversely affected.

Multex.com is dependent on strategic distribution relationships and our business could be materially and adversely affected if we were to lose one of our strategic distributors

     We have distribution arrangements for our services with a number of third-party distributors, including America Online, Inc., Bloomberg L.P., Dow Jones & Co. Inc., Bridge Information Systems, Inc., FactSet Research Systems and Reuters Limited, all of which are currently generating revenues for us, and with Bridge Information Systems, Inc., which is not currently generating revenues for us.
We are dependent on our strategic relationships for the marketing and distribution of investment research reports and other information. Our future results of operations will be affected by the extent to which customers of these third-party distributors choose to subscribe to our various services. We cannot assure you that the customers of these third-party distributors will continue to subscribe to our services or that these third-party distributors will continue to actively market our services. If we are unable to retain and increase the utilization of our services by these customers, our business, results of operations and financial condition would be materially and adversely affected.

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

Multex.com's business would be materially and adversely affected if Multex.com is not successful in establishing brand awareness for Multex Investor

     The future success of Multex Investor will depend, in part, on our ability to increase its brand awareness. In order to build our brand awareness we must succeed in our marketing efforts, provide high-quality services and increase traffic to the Multex Investor Web site. We intend to increase our marketing budget substantially as part of our brand-building efforts. Our ability to increase advertising and sponsorship revenue from Multex Investor will depend in part on our ability to increase the number of users of our Web sites. If our marketing efforts are unsuccessful or if we cannot increase our brand awareness, our business, financial condition and results of operations would be materially and adversely affected.

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

Multex.com has a high level of customer concentration and our business could be materially and adversely affected if we were to lose a major subscriber or distributor

     Historically, a few of our subscribers and distributors have accounted for a substantial majority of our revenues. Specifically, 10.2% of our revenues in the year ended December 31, 1999 were generated from Merrill Lynch & Co. The loss of any major subscriber or distributor, or any reduction or delay in subscriptions by any subscriber or distributor, or our failure to successfully market our services to new subscribers or distributors could have a material and adverse effect on our business, results of operations and financial condition.

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

Rapid growth in Multex.com's future operations could strain our managerial, operational and financial resources

     We have experienced rapid growth in our operations. At December 31, 1999, we had a total of 336 employees, as compared to 246 employees at December 31, 1998. We expect that the number of our employees will continue to increase for the foreseeable future. This rapid growth has placed, and our anticipated future growth will continue to place, a significant strain on our managerial, operational and financial resources. As a result, we will need to continue to improve our operational and financial systems and managerial controls and procedures. In addition, our future success will also depend on our ability to expand, train and manage our workforce, in particular our sales and marketing organization, both domestically and internationally. We will also have to maintain close coordination among our technical, accounting, finance, marketing, sales and editorial personnel. If we are unable to accomplish any of these objectives, our business, results of operations and financial condition could be materially and adversely affected.

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

Multex.com's international operations are new and may not be successful. We have only limited business experience outside of the United States

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

Because Multex.com's business is dependent upon network and computer systems located in one area, we are particularly susceptible to problems caused by natural disasters, power failures, system failures, security breaches or other damage to our system

     Our electronic distribution of investment research utilizes proprietary technology which resides principally in New York City. The continued and uninterrupted performance of our network and computer systems is critical to our success. Any disaster, power outage or system failure that causes interruptions in our ability to provide our services to our customers, including failures that affect our ability to collect research from our information providers or provide electronic investment research to our users, could reduce customer satisfaction and, if sustained or repeated, would reduce the attractiveness of our services. An increase in the volume of research reports handled by our systems, or in the rate of requests for this research, could strain the capacity of our software or hardware, which could lead to slower response times or system failures. Furthermore, we face the risk of a security breach of our systems that could disrupt the distribution of research and other reports and information. Our business, results of operations and financial condition could be materially and adversely affected if any of these problems occur.

     Our operations are dependent on our ability to protect our network and computer systems against damage from computer viruses, fire, power loss, data communications failures, vandalism and other malicious acts, and similar unexpected adverse events. In addition, a failure of our communications providers to provide the data communications capacity in the time frame required by us for any reason could cause interruptions in the delivery of our services. Despite precautions we have taken, unanticipated problems affecting our systems have from time to time in the past caused, and in the future could cause, delays and interruptions in the delivery of our services. Although we carry general liability insurance, our insurance may not cover any claims by dissatisfied providers or subscribers or may not be adequate to indemnify us for any liability that may be imposed in the event that a claim were brought against us. Our business, results of operations and financial condition could be materially and adversely affected by any system failure, security breach or other damage that interrupts or delays our operations.

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

Our executive officers, directors and 5% or greater stockholders significantly influence all matters requiring a stockholder vote

     Our executive officers, directors and existing stockholders who each own greater than 5% of the outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 26.2% of our outstanding common stock. As a result, our executive officers, directors and 5% or greater stockholders will be able to significantly influence the outcome of all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control.

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

The future sale of shares of our common stock may negatively affect our stock price

     If our stockholders sell substantial amounts of our common stock, including shares issuable upon the exercise of outstanding options and a warrant in the public market, the market price of our common stock could fall. These sales also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. Persons who may be deemed to be affiliates of Multex.com include individuals or entities that control, are controlled by, or are under common control of Multex.com and may include some of the officers, directors, or principal shareholders of Multex.com. Affiliates may not sell their shares of Multex.com common stock except pursuant to:

 . an effective registration statement under the Securities Act covering the resale of those shares;

 .  an exemption under Rule 144 under the Securities Act; or

 .  another applicable exemption under the Securities Act.

                     Risks Related to the Internet Industry

If Internet usage does not continue to grow, the our business may not be successful

     The Internet is relatively new and is rapidly evolving. The Multex.com's business would be materially and adversely affected if Internet usage does not continue to grow. Internet usage may be inhibited for a number of reasons, including:

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

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)(1) Consolidated Financial Statements

The response to this item is incorporated by reference to pages F-1 to F-20 herein.

(a)(2) Supplementary Data

Not Applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Executive Officers and Directors. Executive officers and directors of Multex.com, and their ages as of March 6, 2000, are as follows:

                                   Age Position
Executive Officers:
Isaak Karaev(1)                    53  Chairman and Chief Executive Officer
James M. Tousignant                39  President and Director
John J. McGovern                   44  Chief Financial Officer
Gregg B. Amonette                  47  Senior Vice President, Global Sales
Ron Waksman                        35  Senior Vice President, Business-to-Business Services
Homi M. Byramji                    47  Senior Vice President and Director
John J. Mahoney                    40  Senior Vice President, Product Management
Mikhail Akselrod                   44  Senior Vice President, Technology


Directors:
George F. Rick Adam, Jr.(2)        53  Director
I. Robert Greene(1)(2)             39  Director
Lennert J. Leader(3)               45  Director
John Tugwell(1)(2)(3)              59  Director
Devin N. Wenig(3)                  33  Director

_______________
(1) Member of the Executive Committee.
(2) Member of the Compensation Committee.
(3) Member of the Audit Committee.


     Isaak Karaev co-founded Multex.com in April 1993 and has served as Chief Executive Officer and a director of Multex.com since that time. In addition, Mr. Karaev served as

Chairman of the board of directors from Multex.com's inception to October 1996 and has served as Chairman of the board of directors since April 1998. Before founding Multex.com, Mr. Karaev was the Senior Vice President for Advanced Systems Development in the Brokerage Services Information Group of ADP, a provider of front-office market data services and back-office processing to the financial services industry, from 1989 to April 1993.

     James M. Tousignant co-founded Multex.com in April 1993 and has served as Multex.com's President and a Director since June 1999. Mr. Tousignant served as Multex.com's Executive Vice President from December 1998 to June 1999 and as Multex.com's Senior Vice President from April 1993 to December 1998. Before founding Multex.com, Mr. Tousignant was Senior Director of Sales in the Brokerage Services Information Group of ADP from 1989 to April 1993.

     John J. McGovern has served as Multex.com's Chief Financial Officer since November 1999. Prior to joining Multex.com, Mr. McGovern has served in senior financial and executive positions for over twenty years, including most recently as President and Chief Executive Officer of Northsound Music Group for two years. Before that he was Managing Director of JJM Group LLC from January 1996 to July 1997 and Chief Executive Officer of Axel Electronics/Sigma Power from 1990 to 1995. He also served more than ten years at Merrill Lynch & Co. and was a Senior Vice President of Merrill Lynch Interfunding and Director of ML Capital Markets.

     Gregg B. Amonette has served as Multex.com's Senior Vice President, Global Sales since June 1999, as Senior Vice President Sales and Marketing between December 1998 and June 1999, and as Multex.com's Vice President, Sales and Marketing from August 1996 to December 1998. From January 1995 to July 1996, Mr. Amonette was Vice President and General Manager of Micrognosis, Inc., a division of CSK Software, Inc. and a provider of bank and brokerage trading-room software and technology. From 1984 to December 1994, Mr. Amonette served in various capacities in the Brokerage Services Information Group of ADP, including most recently as Vice President of Retail Sales.

     Ron Waksman has served as Multex.com's Senior Vice President, Business-to-Business Services since August 1999. Mr. Waksman is responsible for managing Multex.com's institutional product line. He founded the Multex Research-On-Demand product. Before joining the Multex.com team in 1995, he worked for ten years at Goldman, Sachs & Co.

     Homi M. Byramji has served as a Senior Vice President and Director of Multex.com and President of Market Guide since September 1999. Prior to joining Multex.com, Mr. Byramji had been the President and CEO of Market Guide since 1992.

     John J. Mahoney has served as Multex.com's Senior Vice President, Product Management since December 1998, and also served as Multex.com's Vice President, Product Development from August 1994 to December 1998. Prior to joining Multex.com, Mr. Mahoney was Vice President of Workstation Products in the Brokerage Services Information Group of ADP from 1987 to March 1993.

     Mikhail Akselrod has served as Multex.com's Senior Vice President, Technology since August 1999. He also served as Multex.com's Vice President, Operations from April 1997 to August 1999. Mr. Akselrod joined Multex.com in April 1993.

     George F. Rick Adam, Jr. has served as a director of Multex.com since July 1999. Mr. Adam is the founder, Chairman and Chief Executive Officer of New Era of Networks Inc., a provider of enterprise application integrating software solutions. From 1987 to 1993, Mr. Adam was a general partner of Goldman Sachs & Co. where he was responsible for information technology, back office operations and general services. Prior to joining Goldman Sachs, Mr. Adam served as the Chief Information Officer and Vice President of Personnel at Baxter Healthcare Corp. from 1980 to 1987.

     I. Robert Greene has served as a director of Multex.com since July 1996.
He is currently a Managing Partner at Flatiron Partners. From January 1999 through June 1999, Mr. Greene was a General Partner of Chase Capital Partners, a global private equity organization. From August 1994 to December 1998, he was a Principal with Chase Capital Partners. From 1988 to July 1994, Mr. Greene was an Associate, a Director and a Principal of Prudential Equity Investors. Chase Capital Partners is a significant stockholder of Multex.com.

     Lennert J. Leader has served as a director of Multex.com since December 1998. Mr. Leader is President of America Online, Inc. Investments. Mr. Leader served as Senior Vice President, Chief Financial Officer and Treasurer of America Online, Inc. from September 1989 until July 1998 and was Chief Accounting Officer from October 1993 until July 1998. Prior to joining America Online, Mr. Leader was Vice President, Finance, of LEGENT Corporation, a computer software and services company, from March 1989 to September 1989. He also served as Chief Financial Officer of Morino, Inc., a computer software and services company, from 1986 to March 1989 and as its Director of Finance from 1984 to 1986. Prior to joining Morino, Inc. in 1984, he was an audit manager at Price Waterhouse. America Online, Inc., which is an affiliate of America Online, Inc. Investments, is a significant stockholder of Multex.com.

     John Tugwell has served as a director of Multex.com since July 1999. Since October 1997, Mr. Tugwell has provided consulting services on strategic and financial issues to family-owned and middle market companies in the metropolitan New York region. From April 1996 to April 1997, Mr. Tugwell served as President and Chief Executive Officer of Fleet Bank N.A. after its acquisition of NatWest Bancorp Inc. in 1996. Prior to this acquisition, Mr. Tugwell served as President and Chief Executive Officer of NatWest Bancorp, a 400-branch financial services company.

     Devin N. Wenig replaced Herbert L. Skeete as a director of Multex.com in February 2000. Mr. Wenig is Managing Director, Global Marketing at Reuters Information, which is an affiliate of Reuters Limited and Reuters America, Inc., which is a significant stockholder of Multex.com. Reuters Limited and Multex.com are joint venturers in Multex Investor Europe. Mr. Wenig has also served from 1994 through the present in various management positions at Reuters America, including most recently as Executive Vice President, Marketing. Prior to joining Reuters, Mr. Wenig practiced law at the New York firm of Cravath, Swaine & Moore from 1991 to 1994.

Composition of the Board of Directors

     Our board of directors is divided into three classes, each of whose members will serve for a staggered three-year term. Upon the expiration of the term of a class of directors, directors in that class will be elected for three-year terms at the annual meeting of stockholders in the year in which their term expires. Our board of directors has resolved that Messrs. Adam, Greene and Tousignant will be Class I Directors whose terms expire at the 2000 annual meeting of stockholders. Messrs. Leader and Wenig will be Class II Directors whose terms expire at the 2001 annual meeting of stockholders. Messrs. Byramji Karaev and Tugwell will be Class III Directors whose terms expire at the 2002 annual meeting of stockholders. With respect to each class, a director's term will be subject to the election and qualification of their successors, or their earlier death, resignation or removal.

     Mr. Wenig was appointed by the board of directors to fill a vacancy caused by the resignation of Herbert Skeete in February 2000. Mr. Skeete was appointed by the board of directors to replace Davis Gaynes in March 1999, when Mr. Gaynes resigned from the board of directors.

Board Committees

     The audit committee of the board of directors reviews, acts on and reports to the board of directors with respect to various auditing and accounting matters, including the selection of our independent auditors, the scope of the annual audits, fees to be paid to the auditors, the performance of our independent auditors and our accounting practices. The members of the audit committee are Messrs. Leader, Tugwell and Wenig.

     The compensation committee of the board of directors determines the salaries and incentive compensation of our officers and provides recommendations for the salaries and incentive compensation of our other employees. The compensation committee also administers our various incentive compensation, stock and benefit plans. The members of the compensation committee are Messrs. Adam, Greene and Tugwell.

     The executive committee of the board of directors meets periodically with management to advise upon and approve the details of the execution of strategy decided at board meetings, and to consider strategic developments that may arise between the regularly scheduled board meetings. The members of the executive committee are Messrs. Greene, Karaev and Tugwell.

Director Compensation

     We do not currently compensate directors for attending meetings of the board of directors or committee meetings of the board of directors, but we do reimburse directors for their reasonable travel expenses incurred in connection with attending these meetings.

     Under the Automatic Option Grant Program of the 1999 Stock Option Plan, which is described below under "Executive Compensation--1999 Stock Option
Plan", and subject to the last sentence of this paragraph, each individual who served as a non-employee member of the board of directors on the date the underwriting agreement entered into in connection with our initial public offering was executed and who was not previously in our employ received at that time an option to purchase 12,000 shares of common stock with an exercise price equal to $14.00 per share. Each individual who first joins the board of directors after the completion of our initial public offering as a non-employee member of the board of directors will also receive an option grant for 12,000 shares of common stock at the time of his or her commencement of service on the board of directors, provided such individual has not otherwise been in our prior employ. In addition, at each annual meeting of stockholders, beginning with the 2000 annual meeting, each individual who is to continue to serve as a non-employee member of the board of directors will receive an option to purchase 3,750 shares of common stock, whether or not such individual has been in our prior employ. However, any non- employee member of the board of directors who, directly or indirectly, is a 5% or greater stockholder or is affiliated with or a representative of a 5% or greater stockholder, will not be eligible to receive any options under the Automatic Option Grant Program.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth all compensation earned during the fiscal year ended December 31, 1999 by our Chief Executive Officer and our other four most highly compensated executive officers of whose salaries and bonuses exceeded $100,000 in 1999.

                                             Summary Compensation Table

                                                                                                        Long-Term
                                                                                                      Compensation
                                                                      Annual Compensation (1)            Awards
                                                                      -----------------------            ------
                                                                                                       Securities
                                                                                                       Underlying
                  Name and Principal Position                          Salary            Bonus           Options
                  ---------------------------                          ------            -----           -------

Isaak Karaev
Chief Executive Officer.....................................            $200,000       $250,000                  0
James M.  Tousignant
President...................................................             174,615        300,000            300,000
Homi M. Byramji (2)
Senior Vice President ......................................             200,360              0            150,000
Gregg B. Amonette
Senior Vice President, Global Sales and Marketing...........             163,462        228,000            100,000
John J.  Mahoney
Senior Vice President, Product Management...................             153,077        100,000            100,000

(1) The column for "Other Annual Compensation" has been omitted because there is no compensation required to be reported in that column. The aggregate amount of perquisites and other personal benefits provided to each executive officer above is less than 10% of the total annual salary and bonus of that officer.

(2) Mr. Byramji joined Multex.com following the acquisition of Market Guide on September 23, 1999 and became Senior Vice President and Director.

Option Grants in Last Fiscal Year


     The following table sets forth information regarding options granted to our executive officers during the fiscal year ended December 31, 1999. We have never granted any stock appreciation rights.


                                                                  Individual Grants (1)
                                                                  ---------------------
                                                  Percent of
                                     Number of       Total                                     Potential Realizable
                                    Securities      Options                                  Value at Assumed Annual
                                    Underlying    Granted to      Exercise                     Rates of Stock Price
                                      Options    Employees In    Price Per     Expiration    Appreciation for Option
Name                                  Granted      1999 (2)      Share ($)        Date               Term (3)
----                                  -------      --------      ---------        ----         -------------------



                                                                                                 5%           10%
                                                                                               -----         -----
Isaak Karaev..................                0           0.0%           N/A            N/A  $   --       $   --

James M.  Tousignant..........          300,000           10.0         15.06        8/10/09   2,841,343    7,200,528

John J. McGovern (4)..........           50,000            1.7         21.75       11/15/09     683,923    1,733,195
                                        150,000            5.0         21.75       11/15/09   1,367,846    3,466,390

Philip Callaghan (5)..........                0            0.0           N/A            N/A      --            --

Gregg B.  Amonette (6)........          100,000            3.3         15.06        8/10/09     947,115    2,400,176

John J.  Mahoney (6)..........          100,000            3.3         15.06        8/10/09     947,115    2,400,176

Homi M. Byramji (7)..........            50,000            1.7         13.20        3/30/09     415,070    1,051,870
                                        100,000            3.3         14.31       10/13/09     899,948    2,280,643

Ron Waksman..................             7,500            0.3          8.00        1/15/09      37,734       95,625
                                         30,000            1.0         14.31       10/13/09     269,984      684,194

Mikhail Akselrod.............            30,000            1.0         30.00       12/21/09     566,005    1,434,368

(1) Each option represents the right to purchase one share of common stock. The options shown in this column were all granted pursuant to our 1999 Stock Incentive Plan. The options shown in this table, except as otherwise indicated below, become exercisable at a rate of 25% annually over four years from the date of grant.

(2) In the year ended December 31, 1999, we granted options to employees to purchase an aggregate of 3,002,450 shares of common stock.

(3) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent an estimate or projection of our future common stock prices. These amounts represent certain assumed rates of appreciation in the value of our common stock from the fair market value on the date of grant. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock and overall stock market conditions. The amounts reflected in the table may not necessarily be achieved.

(4) John J. McGovern joined Multex.com and assumed the position of Chief Financial Officer on November 16, 1999. Options to acquire 50,000 shares of common stock vest after two consecutive reporting periods in which Multex.com exceeds internal financial projections.

(5) Mr. Callaghan resigned on August 16, 1999.

(6) These options vest on the date which is six years following the date of their grant, but may vest earlier if we achieve certain milestones. Specifically, the options will vest earlier with respect to 50% of the shares when total gross revenues in any 12-month period exceed $50.0 million and, the other 50% of the shares when we achieve positive earnings before interest, taxes, depreciation and amortization.

(7) Mr. Byramji joined Multex.com following the acquisition of Market Guide on September 23, 1999 and became Senior Vice President and Director. The 50,000 options granted to Mr. Byramji on 3/30/99 vested upon execution of the Market Guide merger agreement on June 23, 1999.


Aggregated Option Exercises In The Year Ended December 31, 1999 And Fiscal Year-End Option Values

     The following table sets forth information concerning options to purchase common stock exercised by our executive officers during the year ended December 31, 1999 and the number and value of unexercised options held by each of the executive officers at December 31, 1999.

                              Shares                         Number of Securities           Value of Unexercised
                            Acquired on       Value         Underlying Unexercised        In-The-Money Options at
Name                         Exercise        Realized    Options at December 31, 1999      December 31, 1999 (1)
----                         --------        --------    ----------------------------      ---------------------
                                                         Exercisable    Unexercisable   Exercisable   Unexercisable
                                                         -----------    -------------   -----------   -------------
Isaak Karaev.........                0             0       500,000          125,000   $17,981,250      $4,078,125
James M.  Tousignant.           12,500       109,250        48,125          363,125     1,587,266       8,851,642
John J. McGovern (2).                0             0             0          200,000             0       3,175,000
Philip Callaghan (3).           23,125       651,563            --               --            --              --
Greg B. Amonette.....           10,625       141,445        43,750          175,625     1,511,719       4,859,455
John J.  Mahoney.....           43,750       340,125         4,375          131,875       131,797       3,347,735
Homi M. Byramji (4)..                0             0       112,500          100,000     3,260,876       2,331,250
Ron Waksman..........           10,625       282,475        21,875           66,250       795,297       1,938,470
Mikhail Akselrod.....           10,625        95,625        25,000           71,875       892,062       1,666,172

(1) The last reported sale price of Multex.com's common stock on the NASDAQ on December 31, 1999 was at $37.625.

(2) Mr. McGovern joined Multex.com and assumed the position of Chief Financial Officer on November 16, 1999.

(3)  Mr. Callaghan resigned on August 16, 1999.

(4) Mr. Byramji joined Multex.com following the acquisition of Market Guide on September 23, 1999 and became Senior Vice President and Director.

Employment and Non-Competition Agreements


     None of our executive officers has an employment agreement, although all of our executive officers have entered into agreements that contain non-competition, non-disclosure and non-solicitation restrictions and covenants, including a provision prohibiting these officers from competing with Multex.com during their employment with us and for a period of nine months after termination of their employment with us.

1999 Stock Option Plan

     Multex.com's 1999 Stock Option Plan is the successor equity incentive program to Multex.com's existing 1993 Stock Incentive Plan and became effective in January 1999. We have reserved for issuance 6,521,000 shares of common stock under the 1999 Stock Option Plan. The share reserve is comprised of the shares issuable upon exercise of outstanding stock options granted under the 1993 Stock Incentive Plan, the remaining share reserve available for option grants under that plan, an additional 2,500,000 share reserve which was approved by our stockholders on September 22, 1999 and outstanding stock options granted under Market Guide stock plans assumed by Multex.com. In addition, the share reserve will automatically be increased on the first trading day of January each calendar year, beginning in January 2000, by a number of shares equal to three percent (3%) of the total number of shares of common stock outstanding on the last trading day of the immediately preceding calendar year, but no such annual increase shall exceed 750,000 shares. However, in no event may any one participant in the 1999 Stock Option Plan receive option grants or direct stock issuances for more than 375,000 shares in the aggregate per calendar year.

     Outstanding options under the 1993 Stock Incentive Plan were incorporated into the 1999 Stock Option Plan at the time of our initial public offering, and no further option grants will be made under the 1993 Stock Incentive Plan thereafter. The incorporated options will continue to be governed by their existing terms, unless the Plan Administrator elects to extend one or more features of the 1999 Stock Option Plan to those options. However, except as otherwise noted below, the outstanding options under the 1993 Stock Incentive Plan contain substantially the same terms and conditions summarized below for the Discretionary Option Grant Program in effect under the 1999 Stock Option Plan.

     The 1999 Stock Option Plan is divided into four separate components:

     . the Discretionary Option Grant Program under which eligible individuals, including officers, non-employee members of the board of directors and consultants, may, at the discretion of the Plan Administrator, be granted options to purchase shares of common stock at an exercise price determined by the Plan Administrator;

     . the Stock Issuance Program under which eligible individuals may, in the Plan Administrator's discretion, be issued shares of common stock directly, through the purchase of shares at a price determined by the Plan Administrator or as a bonus tied to the performance of services;

     . the Salary Investment Option Grant Program under which executive officers and other highly compensated employees may elect to apply a portion of their base salary to the acquisition of special below-market stock option grants; and

     . the Automatic Option Grant Program under which option grants will automatically be made at periodic intervals to eligible non-employee board members to purchase shares of common stock at an exercise price equal to 100% of the fair market value of those shares on the grant date.

     The Discretionary Option Grant Program and the Stock Issuance Program are administered by the compensation committee of the board of directors. The compensation committee, as Plan Administrator, has complete discretion to determine which eligible individuals are to receive option grants or stock issuances, the time or times when option grants or stock issuances are to be made, the number of shares subject to each grant or issuance, the status of any granted option as either an incentive stock option or a non-statutory stock option under the federal tax laws, the vesting schedule to be in effect for the option grant or stock issuance and the maximum term for which any granted option is to remain outstanding. The compensation committee also has the authority to select the executive officers and other highly compensated employees who may participate in the Salary Investment Option Grant Program in the event that program is activated for one or more calendar years, but neither the compensation committee nor the board of directors exercises any administrative discretion with respect to option grants made under the Salary Investment Option Grant Program or under the Automatic Option Grant Program for the non-employee members of the board of directors. All grants under those two latter programs are made in compliance with the express provisions of these programs.

     The exercise price for the shares of common stock subject to option grants made under the 1999 Stock Option Plan may be paid in cash or in shares of common stock valued at fair market value on the exercise date. The option may also be exercised through a same-day sale program without any cash outlay by the optionee. In addition, the Plan Administrator may provide financial assistance to one or more participants in the 1999 Stock Option Plan in connection with their acquisition of shares, by allowing individuals to deliver a full-recourse, interest-bearing promissory note in payment of the option exercise price and/or direct issue price, and any associated withholding taxes incurred in connection with that acquisition.

     In the event of an acquisition of Multex.com, whether by merger or asset sale or a sale by the stockholders of more than 50% of the total combined voting power of Multex.com recommended by the board of directors, each outstanding option under the Discretionary Option Grant Program which is not to be assumed by the successor corporation or otherwise continued will automatically accelerate in full, and all unvested shares under the Discretionary Option Grant and Stock Issuance Programs will immediately vest, except to the extent our repurchase rights with respect to those shares are to be assigned to the successor corporation or otherwise continued in effect. The Plan Administrator has the authority under the Discretionary Option Grant Program to provide that the shares subject to options granted under that program will automatically vest as follows:

     . upon an acquisition of Multex.com, whether or not those options are assumed or continued;

     . upon a hostile change in control of Multex.com effected through a successful tender offer for more than 50% of the outstanding voting stock or by proxy contest for the election of members of the board of directors; or

     . in the event the individual's service is terminated, whether involuntarily or through a resignation for good reason, within a designated period, not to exceed eighteen (18) months, following an acquisition in which those options are assumed or otherwise continued in effect or a hostile change in control. The vesting of outstanding shares under the Stock Issuance Program may be accelerated upon similar terms and conditions. Options currently outstanding under the 1993 Stock Incentive Plan will vest in the event of an acquisition of Multex.com whether by merger or asset sale or, if any person other than Mr. Karaev becomes the owner of more than 50% of the common stock of Multex.com.

     Stock appreciation rights are authorized for issuance under the Discretionary Option Grant Program which provide the holders with the election to surrender their outstanding options for an appreciation distribution from us equal to the excess of the fair market value of the vested shares of common stock subject to the surrendered option over the aggregate exercise price payable for those shares. This appreciation distribution may be made in cash or in shares of common stock. There are currently no outstanding stock appreciation rights under the Predecessor Plan.

     The Plan Administrator has the authority to effect the cancellation of outstanding options under the Discretionary Option Grant Program, including options incorporated from the 1993 Stock Incentive Plan, in return for the grant of new options for the same or different number of option shares with an exercise price per share based upon the fair market value of the common stock on the new grant date.

     In the event the compensation committee elects to activate the Salary Investment Option Grant Program for one or more calendar years, each of our executive officers and other highly compensated employees selected for participation may elect, prior to the start of the calendar year, to reduce his or her base salary for that calendar year by a specified dollar amount not less than $10,000 nor more than $50,000. In return, the individual will automatically be granted, on the first trading day in the calendar year for which the salary reduction is to be in effect, a non-statutory option to purchase that number of shares of common stock determined by dividing the salary reduction amount by two-thirds of the fair market value per share of common stock on the grant date. The option will be exercisable at a price per share equal to one-third of the fair market value of the option shares on the grant date. As a result, the total spread on the option shares at the time of grant will be equal to the salary reduction amount. The option will become exercisable in a series of twelve (12) equal monthly installments over the calendar year for which the salary reduction is to be in effect and will be subject to full and immediate vesting upon specified changes in the ownership or control of Multex.com.

     Under the Automatic Option Grant Program, and subject to the last sentence of this paragraph, each individual who served as a non-employee member of the board of directors on the date the underwriting agreement entered into in connection with our initial public offering was executed and who was not previously in our employ received at that time an option grant for 12,000 shares of common stock with an exercise price equal to $14.00 per share. Each individual who first joins the board of directors after the completion of our initial public offering as a non-employee member of the board of directors will also receive an option grant for 12,000 shares of common stock at the time of his or her commencement of service on the board of directors, provided that the individual has not otherwise been in our prior employ. In addition, at each annual meeting of stockholders, beginning with the 2000 annual meeting, each individual who is to continue to serve as a non-employee member on the board of directors will receive an option grant to purchase 3,750 shares of common stock, whether or not that individual has been in our prior employ. However, any non-employee member of the board of directors who, directly or indirectly, is a 5% or greater stockholder or is affiliated with or a representative of a 5% or greater stockholder, will not be eligible to receive any option grants under the Automatic Option Grant Program.

     Each automatic grant will have an exercise price equal to the fair market value per share of common stock on the grant date and will have a maximum term of ten years, subject to earlier termination following the optionee's cessation of service on the board of directors. Each automatic option will be immediately exercisable; however, any shares purchased upon exercise of the option will be subject to repurchase, at the option exercise price paid per share, should the optionee's service as a non-employee member of the board of directors cease prior to vesting in the shares. The 12,000-share grant will vest in four equal and successive annual installments over the optionee's period of service on the board of directors. Each additional 3,750-share grant will vest upon the optionee's completion of one year of service on the board of directors measured from the grant date. However, each outstanding option will immediately vest upon specified changes in the ownership or control of Multex.com or, the death or disability of the optionee while serving as a member of the board of directors.

     Limited stock appreciation rights will automatically be included as part of each grant made under the Automatic Option Grant and Salary Investment Option Grant Programs and may be granted to one or more of our officers as part of their option grants under the Discretionary Option Grant Program. Options with this limited stock appreciation right may be surrendered to us upon the successful completion of a hostile tender offer for more than 50% of our outstanding voting stock. In return for the surrendered option, the optionee will be entitled to a cash distribution from us in an amount per surrendered option share equal to the excess of the highest price per share of common stock paid in connection with the tender offer over the exercise price payable for that share.

     Our board of directors may amend or modify the 1999 Stock Option Plan at any time, subject to any required stockholder approval. The 1999 Stock Option Plan will terminate on the earliest of ten years after the date that the board of directors adopts the 1999 Stock Option Plan, the date on which all shares available for issuance under the 1999 Stock Option Plan have been issued as fully-vested shares, or the termination of all outstanding options in connection with specified changes in control or ownership of Multex.com.

1999 Employee Stock Purchase Plan

     Multex.com has reserved for issuance 750,000 shares of common stock under Multex.com's 1999 Employee Stock Purchase Plan, which became effective in January 1999. The Employee Stock Purchase Plan is designed to allow eligible employees of Multex.com and participating subsidiaries to purchase shares of common stock, at semi-annual intervals, through their periodic payroll deductions under the Employee Stock Purchase Plan.

     The Employee Stock Purchase Plan will be implemented in a series of successive offering periods, each with a maximum duration of 24 months.
However, the initial offering period began on the date of our initial public offering and will end on or about the last business day in April 2001. The next offering period will commence on the first business day in May 2001, and subsequent offering periods will commence as designated by the Plan Administrator.

     Individuals who are eligible employees on the start date of any offering period may enter the Employee Stock Purchase Plan on that start date or on any subsequent semi-annual entry date, May 1 or November 1 each year. Individuals who become eligible employees after the start date of the offering period may join the Employee Stock Purchase Plan on any subsequent semi-annual entry date within that period.

     Payroll deductions may not exceed 10% of the participant's total cash compensation for each semi-annual period of participation, and the accumulated payroll deductions will be applied to the purchase of shares on the participant's behalf on each semi-annual purchase date, which is the last business day in April and October each year, at a purchase price per share not less than eighty-five percent (85%) of the lower of the fair market value of the common stock on the participant's entry date into the offering period or, the fair market value on the semi-annual purchase date. In no event, however, may any participant purchase more than 1,500 shares, nor may all participants in the aggregate purchase more than 187,500 shares on any one semi-annual purchase date. Should the fair market value of the common stock on any semi-annual purchase date be less than the fair market value of the common stock on the first day of the offering period, then the current offering period will automatically end and a new offering period will begin, based on the lower fair market value.

     Our board of directors may amend or modify the Employee Stock Purchase Plan following any semi-annual purchase date. The Employee Stock Purchase Plan will terminate on the last business day in April 2009, unless sooner terminated by the board of directors.

Compensation Committee Interlocks and Insider Participation

     The compensation committee of the board of directors consists of Messrs. Adam, Greene and Tugwell, none of whom has been an officer or employee of Multex.com at any time since our inception. No executive officer of Multex.com serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee. Prior to the formation of the compensation committee, the board of directors as a whole made decisions relating to the compensation of our executive officers.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information with respect to the beneficial ownership of the common stock as of December 31, 1999 by each stockholder whom we know to beneficially own 5% or more of the outstanding shares of common stock, each of our directors and executive officers and all of our directors and executive officers as a group. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Multex.com, Inc., 100 William St., 7th Floor, New York, New York 10038.

     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Percentage of beneficial ownership is based on 27,179,717 shares of common stock outstanding as of December 31, 1999. In computing the number of shares of common stock subject to options held by that person that are exercisable within 60 days of December 31, 1999, these shares are deemed outstanding for the purpose of determining the percentage ownership of the optionee. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other stockholder.

                                                                                                         Percent Beneficially
Name of Beneficial Owner                                                              Number of Shares          Owned
------------------------                                                              ----------------          -----

Executive Officers and Directors:
 Isaak Karaev (1)...................................................................         1,394,668             5.0%
 James M. Tousignant (2)............................................................           202,875               *
 Philip Callaghan (3)...............................................................                 0               *
 John J. McGovern...................................................................                 0               *
 Gregg B. Amonette (4)..............................................................            91,313               *
 Ron Waksman (5)....................................................................            26,100               *
 Homi M. Byramji (6)................................................................           551,864             2.0%
 John J. Mahoney (7)................................................................           200,000               *
 Michael Akselrod (8)...............................................................            28,881               *
 George F. Rick Adam, Jr. (9).......................................................            12,000               *

 I. Robert Greene (10)..............................................................             8,662               *
 Lennert J. Leader (11).............................................................           400,000             1.5%
 Devin N. Wenig (12)................................................................         1,944,445             7.2%
 John Tugwell (13)..................................................................            12,000               *
 All directors and executive officers as a group (14 persons) (14)..................         4,872,808            17.5%
Other 5% Stockholders:
 Chase Venture Capital Associates, L.P. (15)........................................         2,464,116             9.1%
 Reuters America Inc. (16)..........................................................         1,944,445             7.2%

------------
* Less than one percent.

(1) Includes 500,000 shares of common stock issuable upon the exercise of stock options which are exercisable within 60 days of December 31, 1999.

(2) Includes 48,125 shares of common stock issuable upon the exercise of stock options which are exercisable within 60 days of December 31, 1999.

(3)  Mr. Callaghan resigned on August 16, 1999.

(4) Includes 50,000 shares of common stock issuable upon exercise of stock options which are exercisable within 60 days of December 31, 1999.

(5) Includes 23,750 shares of common stock issuable upon the exercise of stock options which are exercisable within 60 days of December 31, 1999.

(6) Includes 112,500 shares of common stock issuable upon the exercise of stock options which are exercisable within 60 days of December 31, 1999.

(7) Includes 13,750 shares of common stock issuable upon the exercise of stock options which are exercisable within 60 days of December 31, 1999.

(8) Includes 25,000 shares of common stock issuable upon the exercise of stock options which are exercisable within 60 days of December 31, 1999.

(9) Includes 12,000 shares of common stock issuable upon the exercise of stock options which are exercisable within 60 days of December 31, 1999.

(10) Consists of 8,662 shares of common stock owned by Mr. Greene. Mr. Greene was previously a limited partner of Chase Capital Partners, the general partner of Chase Venture Capital Associates L.P. During his tenure in this capacity, Mr. Greene could have been deemed to be the beneficial owner of Chase Venture Capital Associates' shares, although he disclaimed beneficial ownership of those shares except to the extent of his pecuniary interest, if any. Does not include 72,000 shares of common stock held by Flatiron Fund 1998-1999 LLC, of which Mr. Greene is a limited partner.

(11) Consists of 400,000 shares of common stock held by America Online, Inc.
     Mr. Leader serves as the President of an affiliate of America Online, Inc., America Online, Inc.

     Investments. In this capacity, Mr. Leader may be deemed to be a beneficial owner of these shares, although he disclaims beneficial ownership of these shares except to the extent of his pecuniary interest, if any.

(12) Consists of 1,944,445 shares of common stock held by Reuters America Inc. Mr. Wenig serves as Managing Director, Global Marketing of Reuters Information, an affiliate of Reuters America Inc. In this capacity, Mr. Wenig may be deemed to be the beneficial owner of these shares, although he disclaims beneficial ownership of these shares except to the extent of his pecuniary interest, if any.

(13) Includes 12,000 shares of common stock issuable upon the exercise of stock options which are exercisable within 60 days of December 31, 1999.

(14) Includes 797,125 shares of common stock issuable upon exercise of stock options which are exercisable within 60 days of December 31, 1999. See Notes 1 through 13.

(15) Consists of 2,464,116 shares of common stock held by Chase Venture Capital Associates, L.P., of which Chase Capital Partners is the General Partner. Mr. Greene was previously a limited partner of Chase Capital Partners, the general partner of Chase Venture Capital Associates L.P. During his tenure in this capacity, Mr. Greene could have been deemed to be the beneficial owner of Chase Venture Capital Associates' shares, although he disclaims beneficial ownership of those shares except to the extent of his pecuniary interest, if any. The address for Chase Venture Capital Associates, L.P. is 380 Madison Avenue, 12th Floor, New York, New York 10017.

(16) Consists of 1,944,445 shares of common stock held by Reuters America Inc. Mr. Wenig serves as Managing Director, Global Marketing of Reuters Information, an affiliate of Reuters America Inc. In this capacity, Mr. Wenig may be deemed to be the beneficial owner of these shares, although he disclaims beneficial ownership of these shares except to the extent of his pecuniary interest, if any. The address for Reuters America Inc. is 1700 Broadway, 40th Floor, New York, New York 10019.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reuters Agreements

     Reuters Limited entered into a strategic distribution relationship with Multex.com in June 1995. An affiliate of Reuters, Reuters America Inc., is one of our significant stockholders. Under the terms of a Software and Reciprocal Data License Agreement, dated June 1, 1995, as amended on September 1, 1996, November 14, 1996 and December 18, 1997, we granted to Reuters a limited, non-exclusive license to use and distribute some of our technology for production and delivery of research reports to Reuters' customers, to market and distribute MultexNET research reports to up to 15,000 Reuters' customers, and to market Multex Research-on-Demand service to Reuters' customers. In 1998, Reuters made aggregate payments to us of approximately $1.2 million, which consisted of a $500,000 license fee and payments for consulting and maintenance services.

     On July 15, 1998, we and Reuters entered into a revised agreement, pursuant to which we renegotiated the terms of our relationship described above. The new agreement, which took effect on January 1, 1999, is for a five-year term and is automatically renewable for one-year periods thereafter, unless terminated by either party. Under the terms of this agreement, Multex.com supplies subscribers of the Reuters 3000 product with the ability to access the Multex database via the Reuters Web, an intranet controlled by Reuters that uses Internet technology to retrieve and display data. MultexNET and Multex Research-On-Demand are available to Reuters 3000 subscribers on both a subscription and pay-per-view basis. Revenues generated from the use of Multex.com products via the Reuters Web are shared in accordance with the terms of this agreement. Specifically, Reuters is required to pay us 50% of all revenues generated from the first 20,000 Reuters' customers who subscribe to MultexNET, and 40% of all revenues generated from subscribers in excess of 20,000. In addition, Reuters is required to pay us a royalty payment of 75% of all purchases by Reuters' customers of research reports and information from Multex Research-on-Demand. Over the five year term, Reuters may terminate the agreement if certain subscriber minimums are not met. Beginning on January 1, 2000, Reuters may terminate the agreement if the number of subscribers does not exceed 1,000. Over the remaining four-year period, this minimum number of subscribers increases from 2,500 to 5,000 by December 31, 2003.

     We believe that the terms of the initial agreement with Reuters were no less favorable than the terms we would have otherwise negotiated with an unaffiliated third party as we entered into this agreement before Reuters America Inc. became a stockholder of Multex.com in June 1996. In addition, we believe that the terms of the revised agreement with Reuters, which became effective on January 1, 1999, are no less favorable than the terms we would have otherwise negotiated with an unaffiliated third party.

     In February 2000, we and Reuters entered into a joint venture agreement to operate Multex Investor Europe.

     Mr. Skeete, who became a director of Multex.com in March 1999 and resigned in February 2000, and Mr. Wenig, who became a director of Multex.com in February 2000, are both officers of Reuters.

America Online Agreements

     In March 1998, Multex.com entered into an agreement, which was amended in February 1999, with America Online, Inc., one of our significant stockholders. Pursuant to the terms of the initial agreement, we secured a position as an anchor tenant for brokerage research on the America Online Personal Finance channel as well as a programming presence on other screens within the America Online service, with links from those locations back to Multex Investor. Under the revised agreement, our anchor tenancy for brokerage research on the America Online Personal Finance channel became "exclusive" so that we receive continuous and permanent placement on the channel. America Online has the right to cancel this "exclusive" tenancy if we do not remain one of the top three providers of commingled investment and brokerage research, or if it determines that our content is not commensurate with that of a top three provider. The revised agreement also provides for additional tenancies, including placements on international and other screens within the America Online service and on CompuServe's personal finance channel. The initial and revised agreements expire in February 2001 and are automatically renewable unless either party gives advance notice of its intention not to renew. In consideration of the anchor tenant position, we paid America Online a carriage fee of $100,000 in 1998 and under the revised agreement, we are obliged to pay an aggregate carriage fee of $1.8 million in eight equal installments, which began in February 1999 and end in November 2000. In addition, America Online receives 10% to 25% of both advertising and merchandising revenues from advertisements and sales generated from Multex Investor, with links back to the America Online network. This revenue share is based on an advertising minimum of $30.00 for each thousand times an advertisement is delivered to a user.

     We believe that the terms of the agreement with America Online are no less favorable than the terms we would have otherwise negotiated with an unaffiliated third party as the parties entered into the agreement before America Online became one of our stockholders in December 1998. In addition, we believe that the terms of the revised agreement with America Online, which became effective on February 25, 1999, are no less favorable than the terms we would have otherwise negotiated with an unaffiliated third party.

     Mr. Leader, who is one of our directors, is the President of America Online, Inc. Investments, an affiliate of America Online.

Merrill Lynch Agreement

     On December 21, 1999, Multex.com announced a multi-year partnership with Merrill Lynch to co-develop global research and information Web sites for clients of Merrill Lynch's institutional e-commerce portal. The companies will jointly develop the next-generation platform for real-time delivery of Merrill Lynch investment strategy and securities research for its institutional clients.

Stock Options Granted to Executive Officers

     For additional information regarding the grant of stock options to executive officers and directors, see "Management--Director Compensation," "-- Executive Compensation," "--1999 Stock Option Plan" and "Principal Stockholders."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)  1. Financial Statements.

          Reference is made to the consolidated financial statements included in
          Item 8 to this Report on Form 10-K.

     2.   Financial Statement Schedules.

          Reference is made to the consolidated financial statements included in
          Item 8 to this Report on Form 10-K.

  (b)  Reports on Form 8-K

          We filed a Report on Form 8-K, Items 2 and 7, on October 6, 1999, announcing the consummation of the Market Guide merger.

          We filed a Report on Form 8-K, Items 5 and 7, on October 29, 1999, declaring that the Market Guide acquisition was accounted for as a pooling of interests.

     (c)  Exhibits

NUMBER                                                    DESCRIPTION
------                                                    -----------
3.1+               Amended and Restated Certificate of Incorporation.
3.2+               Form of Second Amended and Restated Certificate of Incorporation to be in effect upon the consummation of this offering.
3.3+               Bylaws.
3.4+               Form of Amended and Restated Bylaws to be in effect upon the consummation of this offering.
3.5+               Form of Certificate of Amendment of Amended and Restated Certificate of Incorporation to be in
                   effect immediately prior to the effectiveness of this registration statement.
3.6+               Certificate of Amendment of Amended and Restated Certificate of Incorporation authorizing change of name to Multex.com, Inc.
4.1+               Specimen common stock certificate.
4.2                See Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 for provisions of the Certificate of Incorporation and
                   Bylaws of the Registrant defining the rights of holders of Common Stock of the Registrant.
10.1+              Sublease, dated August 23, 1995, between International Business Machines Corporation and the
                   Registrant.
10.2++             Interactive Services Agreement, dated as of March 20, 1998, by and between America Online, Inc.
                   and the Registrant.

10.3++             Distribution and Joint Sourcing Agreement, dated as of June 4, 1996, by and between Bloomberg,
                   L.P.  and the Registrant.
10.4++             Specialist Data Agreement, dated as of July 15, 1998, by and between Reuters Limited and the
                   Registrant.
10.5+              1999 Stock Option Plan.
10.6+              Employee Stock Purchase Plan.
10.7+              Fourth Amended and Restated Registration Rights Agreement, dated as of December 15, 1998.
10.8++             Agreement for Internal Electronic Distribution Services, dated as of April 10, 1997, by and between Robertson, Stephens & Company LLC and the Registrant.
10.9++             Amendment No. 1, dated as of March 9, 1998, to the Agreement for Internal Electronic Distribution
                   Services, dated as of April 10, 1997, by and between Robertson, Stephens & Company LLC and the
                   Registrant.
10.10+             Amendment No.  2, dated as of July 29, 1998, to the Agreement for Internal Electronic
                   Distribution Services, dated as of April 10, 1997, by and between Robertson, Stephens & Company
                   LLC and the Registrant.
10.11++            Amendment No.  3, dated as of September 10, 1998, to the Agreement for Internal Electronic
                   Distribution Services, dated as of April 10, 1997, by and between Robertson, Stephens & Company
                   LLC and the Registrant.
10.12+             Agreement for Electronic Distribution Services, dated as of June 30, 1998, by and between CIBC
                   Wood Gundy Securities, Inc. and the Registrant.
10.13++            Master Services Agreement, dated as of November 23, 1998, by and between Dain Rauscher
                   Incorporated and the Registrant.
10.14+             Agreement for Internal Distribution Services, dated as of February 17, 1998, by and between CIBC
                   Oppenheimer Corp.  and the Registrant.
10.15+             Letter Agreement, dated February 5, 1999, by and between CIBC Oppenheimer Corp.  and the
                   Registrant.
10.16+             Amendment to Interactive Services Agreement, dated as of February 25, 1999, by and between
                   America Online, Inc.  and the Registrant.
11.1+              Statement re: Computation of Per Share Earnings.
21.1+              Subsidiaries of the Registrant.
23.1               Consent of Aerbo, McKiernan & Zambito, LLC
23.2               Consent of Ernst & Young LLP.
27.1               Financial Data Schedule for the years ended December 31, 1997, 1998 and 1999.

________________

+    Previously filed.
++ Confidential treatment to be requested for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act. Confidential portions of this Exhibit have been filed separately with the Securities and Exchange Commission.

      (d) Financial Statement Schedules.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Multex.com, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on this 30 day of March 2000.

                              MULTEX.COM, INC.

                              By:  /s/ Isaak Karaev
                                   ------------------------
                                   Isaak Karaev
                                   Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2000:

                    SIGNATURE                                                   TITLE(S)
                    ---------                                                   --------

                /s/ Isaah Karaev
--------------------------------------------------  Chief Executive Officer and Chairman of the Board of Directors
                   Isaak Karaev                     (Principal Executive Officer)

             /s/ James M. Tousignant
--------------------------------------------------  President and Director
               James M. Tousignant

             /s/ John J. McGovern
--------------------------------------------------  Chief Financial Officer
                 John J. McGovern

           /s/ George F. Rick Adam, Jr.
--------------------------------------------------
             George F. Rick Adam, Jr.               Director

              /s/ Homi M. Byramji
--------------------------------------------------
                 Homi M. Byramji                    Director

              /s/ I. Robert Greene
--------------------------------------------------
                 I. Robert Greene                   Director


--------------------------------------------------
                Lennert J. Leader                   Director

               /s/ Devin N. Wenig
--------------------------------------------------
                  Devin N. Wenig                    Director


--------------------------------------------------
                   John Tugwell                     Director

                                MULTEX.COM, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent Auditors..................................................................................    F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998....................................................    F-4

Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997......................    F-5

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1999, 1998 and
   1997.........................................................................................................    F-6

Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997......................    F-7

Notes to Consolidated Financial Statements......................................................................    F-8

Schedule II - Valuation and Qualifying Accounts.................................................................    F-20

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of Multex.com, Inc.

  We have audited the accompanying consolidated balance sheets of Multex.com, Inc. (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at
Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the statement of operations, stockholders' equity (deficit) or cash flows of Market Guide Inc. which was acquired in a pooling of interests, which statement reflects total revenues of $6,602,733 for the year ended December 31, 1997. That statement was audited by other auditors whose report has been furnished to us, and in our opinion, in so far as it relates to data included for Market Guide Inc. is based solely on the report of the other auditors.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Multex.com, Inc. as of December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                  ERNST & YOUNG LLP

New York, New York
February 4, 2000, except for the seventh paragraph of
  Note 17, as to which the date is March 21, 2000.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Market Guide Inc.

   We have audited the balance sheet of Market Guide Inc. (the "Company") as of February 28, 1998, and the related statements of operations, accumulated deficit, cash flows, and stockholders' equity for the year ended February 28, 1998. Our audits also included the financial statement schedule for the year ended February 28, 1998 listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Market Guide Inc. at February 28, 1998, and the results of its operations and its cash flows for the year ended February 28, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein for the year ended February 28, 1998.

   As discussed in Notes C and J, respectively, a change in accounting for operating leases resulted in an understatement of previously reported expenses and disposal of a division has been reclassified as a discontinued operation. Accordingly, the financial statement for the year ended February 28, 1998 has been restated to reflect these changes.

Zerbo, McKiernan & Zambito, LLC
Fairfield, New Jersey
May 18, 1998 except for Notes C and J as to which the date is April 27, 1999

                                MULTEX.COM, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                                              December 31,
                                                                                                     ----------------------------
                                                                                                         1999           1998
                                                                                                     -------------  -------------
ASSETS
Current assets:
  Cash and cash equivalents ...................................................................         $6,089,552       $4,156,083
  Marketable securities .......................................................................         33,027,789       20,014,680
  Accounts receivable, less allowance of $423,000 and $172,000
   in 1999 and 1998, respectively .............................................................         10,954,109        3,668,168
  Deferred income tax .........................................................................                 --          191,008
  Prepaid expenses ............................................................................          1,404,147          290,511
  Other current assets ........................................................................          1,788,502          202,711
                                                                                                      ------------     ------------
  Total current assets ........................................................................         53,264,099       28,523,161
Property and equipment, net ...................................................................         10,862,634        4,469,691
Notes receivable, net of deferred gain of $840,000 in 1999 (Note 16) ..........................                 --               --
Other .........................................................................................          1,473,721          190,135
                                                                                                      ------------     ------------
  Total assets ................................................................................        $65,600,454      $33,182,987
                                                                                                      ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable ............................................................................         $5,051,382       $1,128,032
  Accrued expenses ............................................................................          4,778,052        1,702,102
  Deferred revenues ...........................................................................          5,690,638        3,376,012
  Current portion of long-term debt ...........................................................                 --          157,250
    Current portion of capital lease obligations ..............................................            224,720          201,625
                                                                                                      ------------     ------------
  Total current liabilities ...................................................................         15,744,792        6,565,021
Long term liabilities:
  Long term debt ..............................................................................                 --          235,875
  Capital lease obligations ...................................................................            192,656          167,232
  Deferred rent ...............................................................................          2,431,311          419,306
  Other liabilities ...........................................................................             30,822           58,619
                                                                                                      ------------     ------------
  Total long term liabilities .................................................................          2,654,789          881,032

Commitments (Note 13)
Redeemable preferred stock authorized 2,000,000 shares:
  Series A redeemable preferred stock; $.01 par value,
   $2,500,000 aggregate liquidation preference:
   Issued and outstanding--none and 25,000 shares at December 31, 1999 and 1998, respectively                   --        3,459,696
  Series B redeemable preferred stock; $.01 par value,
   $5,500,000 aggregate liquidation preference:
   Issued and outstanding--none and 36,666 shares at December 31, 1999 and 1998, respectively                   --        7,294,411
  Series C redeemable preferred stock; $.01 par value,
   $15,000,000 aggregate liquidation preference:
   Issued and outstanding--none and 100,000 shares at December 31, 1999 and 1998, respectively                  --       18,064,794
  Series D redeemable preferred stock; $.01 par value,
   $10,000,000 aggregate liquidation preference:
   Issued and outstanding--none and 55,556 shares at December 31, 1999 and 1998, respectively                   --       11,101,685
  Series E redeemable preferred stock; $.01 par value,
   $20,000,000 aggregate liquidation reference:
   Issued and outstanding--none and 80,000 shares at December 31, 1999 and 1998, respectively                   --       19,939,452
Stockholders' equity (deficit):
  Preferred stock--$.01 par value:
   Authorized--5,000,000 shares; none issued and outstanding
    at December 31, 1999 and 1998 .............................................................                 --               --
  Common stock--$.01 par value:
   Authorized--50,000,000 shares; issued and outstanding--
    27,179,717 shares and 8,043,338 shares at December 31, 1999 and 1998,
    respectively ..............................................................................            271,797           80,433
  Additional paid-in capital ..................................................................        109,564,235        2,038,678
  Accumulated deficit .........................................................................        (60,141,003)     (34,766,267)
  Deferred compensation .......................................................................         (2,430,597)      (1,460,000)
  Accumulated other comprehensive loss ........................................................            (63,559)         (15,948)
                                                                                                      ------------     ------------
    Total stockholders' equity (deficit) ......................................................         47,200,873      (34,123,104)
                                                                                                      ------------     ------------
    Total liabilities and stockholders' equity (deficit) ......................................        $65,600,454      $33,182,987
                                                                                                       ============     ============

          See accompanying notes to consolidated financial statements.

                                MULTEX.COM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         Year ended December 31,
                                                                               -------------------------------------------
                                                                                   1999           1998           1997
                                                                               -------------  -------------  -------------
Revenues.....................................................................  $ 40,849,515   $ 22,021,110   $ 12,616,499
Cost of revenues.............................................................    10,568,681      5,082,658      2,720,487
                                                                               ------------   ------------   ------------
Gross profit.................................................................    30,280,834     16,938,452      9,896,012
Operating expenses:
  Sales and marketing........................................................    26,378,775      8,667,316      4,568,385
  Research and development...................................................     6,300,809      3,167,005      2,872,404
  General and administrative.................................................    18,414,056     12,549,821     10,426,311
                                                                               ------------   ------------   ------------
Total operating expenses.....................................................    51,093,640     24,384,142     17,867,100
                                                                               ------------   ------------   ------------
Loss from operations.........................................................   (20,812,806)    (7,445,690)    (7,971,088)
Other income (expense):
  Gain on sale of equipment..................................................            --        124,796             --
  Offering expenses (Note 1).................................................            --       (840,781)            --
  Acquisition expenses (Note 5)..............................................    (5,712,658)            --             --
  Interest expense...........................................................      (113,773)      (575,038)      (395,646)
  Interest and investment income.............................................     2,358,975        388,593        456,159
                                                                               ------------   ------------   ------------
Loss from continuing operations before income tax expense....................   (24,280,262)    (8,348,120)    (7,910,575)
Income taxes.................................................................     1,030,042        275,846          7,274
                                                                               ------------   ------------   ------------
Loss from continuing operations..............................................   (25,310,304)    (8,623,966)    (7,917,849)

Discontinued operations:
  Income (loss) from discontinued operations, net of taxes...................       105,866       (439,849)    (1,087,021)
  Gain on sale of discontinued operations, net of taxes......................       225,572        225,572             --
                                                                               ------------   ------------   ------------
                                                                                    331,438       (214,277)    (1,087,021)

Net loss.....................................................................   (24,978,866)    (8,838,243)    (9,004,870)
Redeemable preferred stock dividends.........................................     1,188,165      2,679,445      2,181,472
                                                                               ------------   ------------   ------------
Net loss attributable to common stockholders'................................  $(26,167,031)  $(11,517,688)  $(11,186,342)
                                                                               ============   ============   ============

Earnings (loss) per common share - basic and diluted:
  Continuing operations, net of redeemable preferred stock dividends.........        $(1.17)        $(1.49)        $(1.46)
                                                                               ============   ============   ============
  Discontinued operations....................................................          0.01          (0.03)         (0.16)
                                                                               ============   ============   ============
  Net loss...................................................................        $(1.15)        $(1.51)        $(1.62)
                                                                               ============   ============   ============

Number of shares used in computing
 basic and diluted loss per share............................................    22,688,050      7,609,524      6,891,764
                                                                               ============   ============   ============

          See accompanying notes to consolidated financial statements.

                                MULTEX.COM, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)



                                                 Common Stock
                                                 ------------

                                                                           Additional

                                                                            Paid-in        Accumulated        Deferred

                                           Shares           Amount          Capital         Deficit        Compensation
                                           ------           ------          -------         -------        ------------

Balance at December 31, 1996 ........   6,777,561          $67,776       $2,822,146     $(16,923,154)   $          --

   Net loss .........................          --               --               --       (9,004,870)              --
   Translation adjustment ...........          --               --               --               --               --


   Comprehensive loss ...............          --               --               --               --               --


   Redeemable preferred stock .......          --               --       (2,181,472)              --               --
dividend
   Issuance of common stock .........       3,750               37           10,275               --               --
   Stock issued for services ........      35,000              350           10,150               --               --
     Issuance of common stock from the
      employee stock purchase plan         11,658              117           27,688               --               --
   Exercise of options ..............     340,625            3,406           45,593               --               --
   Amortization of deferred
    compensation ....................          --               --               --               --           25,107
     relating to stock options
   Deferred compensation related to stock
     options ........................          --               --        1,077,219               --       (1,077,219)
                                        ---------          -------       ----------     ------------    -----------
Balance at December 31, 1997 ........   7,168,594           71,686        1,811,599      (25,928,024)      (1,052,112)


   Net loss .........................          --               --               --       (8,838,243)              --
   Translation adjustment ...........          --               --               --               --               --


   Comprehensive loss ...............          --               --               --               --               --

   Redeemable preferred stock
     dividend........................          --               --       (2,679,445)              --               --
   Stock issued for services ........      10,000              100           45,004               --               --
     Issuance of common stock from
      the employee stock purchase plan     33,244              332          184,893               --               --

   Exercise of options ..............     631,500            6,315          218,933               --               --
   Tax benefit from option exercises           --               --          242,134               --               --
   Amortization of deferred
    compensation ....................          --               --               --               --          439,672
     relating to stock options
   Cancellation of stock options ....          --               --          (24,898)              --           24,898
   Deferred compensation related to
    stock options....................          --               --          872,458               --         (872,458)

   Sale of stock and issuance of
    options in connection with the acquisition
     of .............................      75,000              750          644,250               --               --
     certain assets of Multex Data
     Group
   Issuance of stock in connection
    with ............................     125,000            1,250          623,750               --               --
        the acquisition of Multex
Data Group
   Issuance of warrant in connection
    with long-term debt .............          --               --          100,000               --               --
                                        ---------          -------       ----------     ------------    -----------
Balance at December 31, 1998 ........   8,043,338        2,038,678          (15,948)     (34,123,104)

                                                                                                               80,433
   Net loss .........................          --               --               --      (24,978,866)              --
   Translation adjustment ...........          --               --               --               --               --


   Unrealized loss on marketable
        securities ..................          --               --               --               --               --

   Comprehensive loss ...............          --               --               --               --               --

   Redeemable preferred stock
    dividend.........................          --               --       (1,188,165)              --               --
   Conversion of redeemable
    preferred stock to common stock..  14,861,112          148,611       60,912,224               --               --

      Issuance of common stock, net
       of offering costs.............   3,283,500           32,835       41,604,633               --               --

   Exercise of options ..............     944,752            9,448        3,508,282               --               --
   Amortization of deferred
    compensation relating to stock
     options.........................          --               --               --               --          479,923

   Compensation related to
    acceleration of option vesting...          --               --          160,938               --               --

     Issuance of common stock from
      the employee stock purchase
       plan .........................      47,015              470          571,645               --               --

     Issuance of warrants ...........          --               --        1,956,000               --       (1,456,000)
     Amortization of warrants .......          --               --               --               --            5,480
   Accumulated deficit adjustment
(Note 1) ............................          --               --               --         (395,870)              --
                                        ---------          -------       ----------     ------------      -----------
Balance at December 31, 1999 ........  27,179,717         $271,797     $109,564,235     $(60,141,003)     $(2,430,597)
                                       ==========         ========     ============     ============      ===========




                                            Accumulated

                                                Other


                                           Comprehensive

                                               Loss           Total
                                               ----           -----

Balance at December 31, 1996 ........   $          --     $(14,033,232)

   Net loss .........................              --       (9,004,870)
   Translation adjustment ...........         (14,124)
                                                               (14,124)

   Comprehensive loss ...............              --
                                                            (9,018,994)
   Redeemable preferred stock
     dividend........................              --       (2,181,472)
   Issuance of common stock .........              --           10,312
   Stock issued for services ........              --           10,500
     Issuance of common stock from the
      employee stock purchase plan...              --           27,805
   Exercise of options ..............              --           48,999
   Amortization of deferred
     compensation ...................              --           25,107
     relating to stock options
   Deferred compensation related to stock
     options ........................              --               --
                                          -----------     ------------
Balance at December 31, 1997 ........         (14,124)
                                                           (25,110,975)

   Net loss .........................              --       (8,838,243)
   Translation adjustment ...........          (1,824)
                                                                (1,824)

   Comprehensive loss ...............              --
                                                            (8,840,067)

   Redeemable preferred stock
    dividend.........................              --       (2,679,445)
   Stock issued for services ........              --           45,104
     Issuance of common stock from
      the employee stock purchase
       plan .........................              --          185,225

   Exercise of options ..............              --          225,248
   Tax benefit from option exercises               --          242,134
   Amortization of deferred
    compensation relating to stock
     options.........................              --          439,672

   Cancellation of stock options ....              --               --
   Deferred compensation related to
    stock options....................              --               --

   Sale of stock and issuance of
    options in connection with the
     acquisition of .................              --          645,000
     certain assets of Multex Data
     Group
   Issuance of stock in connection
    with the acquisition of Multex...              --          625,000

Data Group
   Issuance of warrant in connection
    with long-term debt .............              --          100,000
                                          -----------     ------------
Balance at December 31, 1998 ........
                                          (34,766,267)      (1,460,000)
   Net loss .........................              --      (24,978,866)
   Translation adjustment ...........           1,264
                                                                 1,264

   Unrealized loss on marketable
        securities ..................         (48,875)
                                                               (48,875)

   Comprehensive loss ...............              --
                                                           (25,026,477)

   Redeemable preferred stock
       dividend......................              --       (1,188,165)

   Conversion of redeemable
    preferred stock to common stock..              --       61,060,835

      Issuance of common stock, net
       of offering costs.............              --       41,637,468

   Exercise of options ..............              --        3,517,730
   Amortization of deferred
    compensation relating to stock
     options.........................              --          479,923

   Compensation related to
     acceleration of option vesting..              --          160,938

     Issuance of common stock from
      the employee stock purchase
       plan .........................              --          572,115

     Issuance of warrants ...........              --          500,000
     Amortization of warrants .......              --            5,480
   Accumulated deficit adjustment
(Note 1) ............................              --         (395,870)
                                          -----------     ------------
Balance at December 31, 1999 ........        $(63,559)     $47,200,873
                                             ========      ===========


          See accompanying notes to consolidated financial statements.

                                MULTEX.COM, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Year ended December 31,
                                                                                      --------------------------------------------
                                                                                          1999           1998           1997
                                                                                      --------------  -------------  -------------
Operating activities
Net loss from continuing operations ............................................      $(25,310,304)    $(8,623,966)    $(7,917,849)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
  Amortization of deferred compensation ........................................           646,341         439,672          25,107
  Gain on sale of equipment ....................................................                --        (124,796)             --
  Depreciation and amortization ................................................         3,364,917       1,869,514       1,659,102
  Amortization of issuance and financing costs .................................            12,632         146,569          40,988
  Deferred income tax ..........................................................           191,008        (179,892)             --
  Bad debt expense .............................................................           900,599         148,000         168,130
  Stock issued for services ....................................................                --          45,330          20,825
  Accumulated deficit adjustment ...............................................          (395,870)             --              --
  Changes in operating assets and liabilities:
     Accounts receivable .......................................................        (8,186,540)     (1,175,189)     (1,328,297)
     Prepaid expenses ..........................................................        (1,113,636)         24,402        (102,173)
     Other current assets ......................................................        (1,585,791)         82,347         156,736
     Other assets ..............................................................        (1,283,586)        178,263          54,063
     Accounts payable ..........................................................         2,977,129         539,306         (97,672)
     Accrued expenses ..........................................................         3,178,443         508,285         194,297
     Deferred revenue ..........................................................         2,314,626       1,373,643         668,628
     Deferred rent .............................................................         2,012,005         (11,186)         60,680
     Other liabilities .........................................................           (27,797)         58,619              --
                                                                                      ------------    ------------     -----------
Net cash used in operating activities from continuing operations ...............       (22,305,824)     (4,701,079)     (6,397,435)

Investing activities
Purchase of marketable securities ..............................................       (41,956,984)    (21,283,209)     (7,663,585)
Deposits and other assets ......................................................                --          12,027              --
Proceeds from sale of marketable securities ....................................        28,895,000       8,932,114       7,829,635
Proceeds from sale of division, net of related expenses ........................                --         819,324              --
Proceeds from sale of equipment ................................................                --         200,953              --
Purchase of property and equipment .............................................        (8,634,238)     (1,873,747)     (1,335,038)
                                                                                      ------------    ------------     -----------
Net cash used in investing activities ..........................................       (21,696,222)    (13,192,538)     (1,168,988)

Financing activities
Proceeds from issuances of stock ...............................................        45,727,313      20,710,247      10,076,791
Preferred stock issuance costs .................................................                --        (100,000)        (54,095)
Proceeds from long-term debt ...................................................                --       1,850,000         474,667
Proceeds from issuance of warrants .............................................           500,000              --              --
Repayment of long-term debt and capital leases .................................          (624,500)     (3,177,218)       (981,833)
Other liabilities ..............................................................                --        (312,783)         31,224
                                                                                      ------------    ------------     -----------
Net cash provided by financing activities ......................................        45,602,813      18,970,246       9,546,754

Discontinued activities
Income (loss) from discontinued operations including gain on sale, net of taxes            105,866        (214,277)     (1,087,021)
Adjustments to reconcile loss from discontinued operations to net cash used in discontinued operations:
     Gain on sale of discontinued operations, net of taxes .....................           225,572        (225,572)             --
     Depreciation ..............................................................                --         101,292         107,686
     Decrease in net assets of discontinued operations .........................                --          77,234         224,238
                                                                                      ------------    ------------     -----------
Net cash provided by (used in) discontinued operations .........................           331,438        (261,323)       (755,097)

Effect of exchange rate changes on cash ........................................             1,264          (1,824)        (14,124)
                                                                                      ------------    ------------     -----------
Increase in cash and cash equivalents ..........................................         1,933,469         813,482       1,211,110
Cash and cash equivalents, beginning of year ...................................         4,156,083       3,342,601       2,131,491
                                                                                      ------------    ------------     -----------
Cash and cash equivalents, end of year .........................................        $6,089,552      $4,156,083      $3,342,601
                                                                                      ============    ============     ===========
Supplemental disclosures of cash flow information
Noncash investing and financing activity:
  Acquisition of fixed assets through capital leases ...........................          $279,894    $         --        $471,750
                                                                                      ============    ============     ===========
  Accrued purchases of fixed assets ............................................          $843,728        $127,700         $46,336
                                                                                      ============    ============     ===========
  Fair market value of stock issued in connection with the acquisition

    of Multex Data Group .......................................................      $         --        $970,000    $         --
                                                                                      ============    ============     ===========
  Fair market value of warrants issued .........................................        $1,956,000    $         --    $         --
                                                                                      ============    ============     ===========
  Stock issued for services ....................................................      $         --         $45,330         $20,825
                                                                                      ============    ============     ===========
Taxes paid .....................................................................          $418,708         $12,833          $6,000
                                                                                      ============    ============     ===========
Interest paid ..................................................................           $87,887        $415,182        $245,582
                                                                                      ============    ============     ===========

          See accompanying notes to consolidated financial statements.

                                MULTEX.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1999

1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Organization

  Multex.com, Inc. (the "Company" or "Multex.com") is the leading financial e-marketplace connecting buyers and sellers of financial services and information. The Company provides information and commerce enabling technology and infrastructure, application services, Web hosting and online community services to brokerage firms, investment banks, corporations and institutional and individual investors.

Basis of Presentation

  On September 23, 1999, the Company acquired Market Guide Inc. ("Market Guide") which was accounted for as a pooling of interests (See Note 5). The pooling of interests method of accounting requires the restatement of all periods as if the Company and Market Guide had always been combined. All prior year consolidated financial statements have been restated to reflect the acquisition of Market Guide.

    In October, 1999, Market Guide changed its fiscal year end from February 28 to December 31. The consolidated balance sheet at December 31, 1999, combines the balance sheets of Multex.com and Market Guide as of December 31, 1999. The consolidated balance sheet at December 31, 1998, combines the balance sheets of Multex.com and Market Guide as of December 31, 1998 and February 28, 1999, respectively.

    The consolidated statements of operations for the year ended December 31, 1999, combines the statements of operations of Multex.com and Market Guide for the year ended December 31, 1999. The consolidated statements of operations for the year ended December 31, 1998, combines the statements of operations of Multex.com for the year ended December 31, 1998, and the statements of operations of Market Guide for the year ended February 28, 1999, respectively. The consolidated statements of operations for the fiscal year ended December 31, 1997, combines the statements of operations of Multex.com for the year ended December 31, 1997, and the statements of operations of Market Guide for the year ended February 28, 1998, respectively.

    The consolidated statements of operations for both of the years ended December 31, 1999 and 1998 include the results of operations of Market Guide for the two months ended February 28, 1999. As a result, accumulated deficit as of December 31, 1999, has been adjusted by $395,870 to reflect the effect of including results of operations of Market Guide for the two months ended February 28, 1999 in both periods.

Principles of Consolidation

  The accompanying consolidated financial statements include the accounts of Multex.com, Inc. and its wholly owned and majority-owned subsidiaries. Significant intercompany account balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

  The Company considers all highly liquid investments with a maturity of 90 days or less when purchased other than commercial paper included in available for sale securities to be cash equivalents.

                                MULTEX.COM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)

1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Credit Risk

  At December 31, 1999, substantially all cash and cash equivalents were held in five financial institutions.

  The Company's customers are concentrated among institutional investors and financial professionals, including mutual fund managers, portfolio managers, brokers and their clients, as well as through third party redistributors. The Company derives most of its revenues from customers located within the United States. One customer accounted for approximately 10% of revenues for the year ended December 31, 1999. The same customer accounted for approximately 21% of accounts receivable at December 31, 1999. Another customer accounted for approximately 11% and 18% of revenues for the years ended December 31, 1998 and 1997, respectively. A third customer accounted for approximately 10% of revenues for the year ended December 31, 1997.

Marketable Securities

  Marketable securities are classified as available-for-sale. Marketable securities consist of government securities, corporate notes and bonds, certificates of deposit and commercial paper. Marketable securities are carried at fair value, which approximates cost.

Property and Equipment

  Property and equipment are stated at cost, and depreciation is computed using the straight-line method over the estimated useful life of the asset which ranges from two to five years.

Advertising

  The Company expenses the costs of advertising as incurred. Advertising expense for the years ended December 31, 1999, 1998 and 1997 was approximately $15.3 million, $2.5 million and $892,000, respectively.

Revenue Recognition

  Revenues from subscriptions are recognized in equal installments over the term of the subscriptions. Non-subscription revenues from the Multex Research-On-Demand service are recognized upon sale. Revenues from sponsorships and advertising are recognized in equal installments over the term of the contract. Revenues from database licensing fees are recognized over the term of the contract. Revenues from professional services are recognized when the services are accepted by the client. Such services are primarily customization software services which allow the Company's services to interface and function with the customers' existing software platforms.

Deferred Revenue

  Deferred revenue represents the unamortized portion of annual subscriptions received in advance, and fees received from customers in advance of performance of services.

Offering Expenses

  Offering expenses represent costs incurred in connection with a proposed financing in 1998. On October 19, 1998, the Company withdrew the registration statement relating to such proposed financing, and accordingly, the offering costs incurred prior to that date were expensed.

                                MULTEX.COM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)

1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (Loss) Per Share

  The Company calculates earning per share in accordance with SFAS No. 128, Computation of Earnings Per Share, and SEC Staff Accounting Bulletin No. 98. Accordingly, basic earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock options (using the treasury stock method); common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

Stock-Based Compensation

  The Company measures compensation expense related to the grant of stock options and stock-based awards to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, under which compensation expense, if any, is generally based on the difference between the exercise price of an option, or the amount paid for the award and the market price or fair value of the underlying common stock at the date of the award. Stock-based compensation arrangements involving nonemployees are accounted for under SFAS No. 123, Accounting for Stock-Based Compensation, under which such arrangements are accounted for based on the fair value of the option or award. As required by SFAS No. 123, the Company discloses pro forma net loss per share information reflecting the effect of applying SFAS No. 123 fair value measurement to employee arrangements.

Comprehensive Income

  As of January 1, 1998, the Company adopted FASB Statement No. 130, Reporting Comprehensive Income. Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net loss or stockholders' deficit. Statement No. 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' deficit, to be included in other comprehensive loss.

Segment Information

  The Company discloses information regarding segments in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for reporting of financial information about operating segments in annual financial statements and requires reporting selected information about operating segments in interim financial reports. The disclosure of segment information was not required as the Company operates in only one business segment.

Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

  The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values.

                                MULTEX.COM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)

2. INVESTMENTS

     The amortized cost, gross unrealized gains and losses and fair value of the investment securities available-for-sale are as follows:


                                                                              Gross               Gross
                                                                              -----               -----
                                                       Amortized           Unrealized          Unrealized
                                                       ---------           ----------          ----------
December 31, 1999                                         Cost                Gains              losses           Fair Value
-----------------                                         ----                -----              ------           ----------
U.S. government notes and bonds..............           $ 2,534,450                 --                  --       $ 2,534,450
Corporate bonds and notes....................             7,778,983                 --            $(30,505)        7,748,478
Commercial paper.............................            19,341,338             $3,244              (4,315)       19,340,267
Euro dollar bonds............................             2,517,584                 --             (17,299)        2,500,285
Repurchase agreements........................               904,309                 --                  --           904,309
                                                        -----------             ------            --------       -----------
                                                        $33,076,664             $3,244            $(52,119)      $33,027,789
                                                        ===========             ======            ========       ===========

3. STOCKHOLDERS' EQUITY

Common Stock

  In March 1999, the Company effected a 1-for-2 reverse stock split. All common share information included in the accompanying financial statements has been adjusted to reflect the one-for-two reverse stock split. In December 1998, the Company increased the number of authorized shares of its common stock to 50,000,000 shares.

   On March 17, 1999, the Company's intial public offering was declared effective by the SEC. The Company realized proceeds of approximately $41,637,000, net of underwriting discounts and commission and related expenses from the initial public offering of 3,450,000 shares of its common stock, of which 3,283,500 shares were issued and sold by the Company.

  During 1999, the Company issued 944,752 shares of its common stock for approximately $3,518,000 in connection with the exercise of stock options and issued 47,015 shares of its common stock for approximately $572,000 in connection with the Company's employee stock purchase plan.

Common Stock Reserved for Issuance

  At December 31, 1999, the Company has reserved approximately 6,521,000 shares of its common stock for issuance in connection with shares issuable under the Company's stock option plan and employee stock purchase plan.

Preferred Stock

  In March 1999, the Company authorized the issuance of 5,000,000 shares of preferred stock, par value $0.01 per share.

4. REDEEMABLE PREFERRED STOCK

  During 1998, the Company authorized 80,000 shares of $.01 par value Series E convertible preferred stock ("Series E Stock") and issued 80,000 shares of the Series E Stock for $20,000,000. In connection with the issuance of the Series E Stock, the Company incurred issuance costs of approximately $100,000.

  The holders of Series C, Series D and Series E Stock were entitled to a liquidation preference over the Series A and Series B Stock. The Series C, Series D and Series E Stock share ratably on a pari passu basis in the event of a liquidation and the Series A and Series B Stock share ratably on a pari passu basis in the event of a liquidation.

  The holders of redeemable preferred stock were entitled to vote upon any matter as to which the holders of common stock are entitled to vote.

                                MULTEX.COM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)


4. REDEEMABLE PREFERRED STOCK (continued)

  The holders of shares of redeemable preferred stock had the right to convert such shares into the number of shares of common stock (adjusted for stock splits) as is obtained by multiplying the number of redeemable preferred shares to be converted by the liquidation preference ($100 for Series A, $150 for Series B and C, $180 for Series D and $250 for Series E) and dividing the result by $1.00 for Series A, $1.50 for Series B and C, $1.80 for Series D, $250 for Series E or by the conversion price, as defined, as last adjusted and in effect.

  In March 1999, the series A, B, C, D and E redeemable preferred stock were converted into 14,861,112 shares of the Company's common stock upon the consummation of the initial public offering. At December 31, 1998, and at the date of conversion, the total cumulative dividends in arrears that would have been payable upon liquidation, was approximately $7,146,000 and $8,335,000, respectively.

5.  ACQUISITIONS

   Multex Data Group

  On February 27, 1998, the Company established a new wholly owned subsidiary, RDG-Multex, Inc. In September 1998, the subsidiary's name was changed to Multex Data Group, Inc. ("Multex Data Group"). Multex Data Group acquired assets (earnings estimate database and related software) of Research Data Group, Inc. in exchange for 49 shares of the common stock (49%) of Multex Data Group on March 27, 1998.

  In connection with the transaction above, the Company issued to a principal of Research Data Group, Inc., 75,000 shares of the Company's common stock at a purchase price of $4.00 per share ($300,000) and a one year option ("One Year Option") to acquire 125,000 shares of the Company's common stock at an exercise price of $5.00 per share. This option was exercised in March 1999. The Company has estimated the fair market value of the 75,000 shares to be approximately $450,000 and has valued the option at approximately $195,000 as of the date of grant using the Black-Scholes option pricing model. The purchase price of the assets acquired was $345,000, the estimated fair market value of the consideration given to a principal of Research Data Group, Inc. (see calculation of fair market value below)

Fair market value of 75,000 shares sold .......................................  $450,000
Fair market value of One Year Option ..........................................   195,000
Less cash consideration received by the Company ...............................  (300,000)
                                                                                ---------
Fair market value of consideration given (49 shares of Multex Data
Group) for assets acquired ....................................................  $345,000
                                                                                =========

  On December 15, 1998, the Company acquired the remaining 49% of Multex Data Group in exchange for 125,000 shares of the Company's common stock, which was valued at approximately $625,000. Such value was based on the estimated fair market value of the Company's common stock of $5.00 per share. The purchase price was fully allocated to the earnings estimate database.

  The acquisition has been accounted for by the purchase method of accounting and accordingly, the Company has consolidated the results of operations of Multex Data Group effective March 27, 1998.

   Market Guide Inc.

  On September 23, 1999, pursuant to an Agreement and Plan of Merger and Reorganization, the Company acquired Market Guide Inc., an online provider of financial information and data. The merger was accounted for as a pooling of interests with each Market Guide shareholder receiving one share of the Company's common stock for each outstanding share of Market Guide stock. The Company issued 4,900,000 shares of its common stock and assumed stock options to
purchase 680,000 shares of the Company's common stock.   In connection with the
merger, the Company incurred approximately $5.7 million in costs related to the transaction.

                                MULTEX.COM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)

5.  ACQUISITIONS (continued)

  Unaudited combined and separate results of the Company and Market Guide for the period from January 1, 1999 to September 23, 1999 were:

                                                                          Market                  Inter-
                                                                          ------                  ------
                                                 Multex.com                Guide                 company                 Combined
                                                 ----------                -----                 -------                 --------
Revenues ...........................            $19,235,000              $8,319,000               $(178,000)            $27,376,000
Net income (loss) ..................            (14,883,000)             (2,809,000)                     --             (17,692,000)

  Adjustments to conform Market Guide's method of accounting for computer software and database expansion costs with that of the Company increased combined net loss for the years ended December 31, 1998 and 1997 by approximately $605,000 and $914,000, respectively.

6. EARNINGS PER SHARE

  The following table sets forth the computation of basic and diluted earnings per share:

                                                                                            Year Ended December 31,
                                                                                  --------------------------------------------
                                                                                       1999           1998           1997
                                                                                  --------------  -------------  -------------
Numerator:
Net loss .....................................................................     $(24,978,866)      $(8,838,243)    $(9,004,870)
Redeemable preferred stock dividends .........................................        1,188,165         2,679,445       2,181,472
                                                                                   ------------      ------------    ------------
Numerator for basic and diluted loss per share--net loss attributable
                                                                                                                    =============
to common stockholders .......................................................     $(26,167,031)     $(11,517,688)   $(11,186,342)
                                                                                   ============      ============    ============
Denominator:
Denominator for basic and dilutive loss per share--weighted
average shares ...............................................................       22,688,050         7,609,524       6,891,764
                                                                                   ============      ============    ============
Basic and diluted loss per share .............................................           $(1.15)           $(1.51)         $(1.62)
                                                                                   ============      ============    ============

  The following securities have been excluded from the dilutive per share computation as they are antidilutive:

                                                                                                 At December 31,
                                                                                --------------------------------------------------
                                                                                  1999                1998                    1997
                                                                                  ----                ----                    ----
Redeemable preferred stock--Series A ..........................                     --                 25,000                 25,000
Redeemable preferred stock--Series B ..........................                     --                 36,666                 36,666
Redeemable preferred stock--Series C ..........................                     --                100,000                100,000
Redeemable preferred stock--Series D ..........................                     --                 55,556                 55,556
Redeemable preferred stock--Series E ..........................                     --                 80,000                     --
Stock options .................................................              4,784,848              2,839,150              2,283,600
Warrants ......................................................                418,050                318,050                     --

7. PROPERTY AND EQUIPMENT

  Property and equipment consist of the following:

                                                                                                         December 31,
                                                                                                -------------------------------
                                                                                                      1999            1998
                                                                                                ----------------  -------------
Computer and telecommunications equipment and related software .......................            $13,726,699         $9,243,845
Furniture and fixtures ...............................................................              1,461,700            361,093
Leasehold improvements ...............................................................              4,504,722            330,323
                                                                                                  -----------         ----------
                                                                                                   19,693,121          9,935,261

Less accumulated depreciation and amortization .......................................              8,830,487          5,465,570
                                                                                                  -----------         ----------
                                                                                                  $10,862,634         $4,469,691
                                                                                                  ===========         ==========

                                MULTEX.COM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)

8. ACCRUED EXPENSES

  Accrued expenses consist of the following:

                                                                                                      December 31,
                                                                                           -------------------------------
                                                                                                1999              1998
                                                                                                ----              ----
Payroll and related costs ............................................                       $597,930            $305,955
Accrued vacation .....................................................                        200,000             125,000
Accrued bonuses ......................................................                      1,244,250             142,000
Royalties ............................................................                      1,004,083             636,932
Other ................................................................                      1,731,789             492,215
                                                                                           ----------          ----------
                                                                                           $4,778,052          $1,702,102
                                                                                           ==========          ==========

9. LONG-TERM DEBT

  The Company had available lines of credit provided by two lenders totaling $3,900,000. At December 31, 1997, total notes of approximately $2,699,000 were issued under the lines of credit. The notes were payable in monthly installments of principal and interest of approximately $75,000 and bore interest ranging from 10% to 12% per annum. The balance of the notes, approximately $1,053,000, was fully repaid in 1998. The Company was obligated to pay additional financing costs equal to a minimum of 10% of original amounts advanced under the lines of credit. At December 31, 1997, the Company recorded approximately $313,000 in other liabilities related to such obligation, which was fully repaid in 1998.

  In October 1998, the Company entered into agreements with respect to a $2,000,000 equipment line and a $4,000,000 revolving credit facility with a bank. The Company could have borrowed up to 80% of eligible accounts receivable, as defined, in the revolving credit facility, and advances under the equipment line could not exceed 75% of the net book value of equipment purchased within the last twelve months. Substantially all of the assets of the Company were pledged as collateral for the above obligations. The equipment line and revolving credit facility bore interest at the prime rate plus 1%, as defined. Borrowing under this agreement were repaid in December 1998. In July 1999, the Company increased its equipment line of credit to $3,000,000. This line expires in January 2000. As of December 31, 1999, there were no borrowings under the equipment and revolving credit facility.

  In connection with the above obligations, the Company granted, to the bank, a warrant to purchase 318,050 shares of the Company's common stock at $4.80 per share, which was valued at $100,000 based upon the Company's incremental borrowing rate. The warrant expires on December 28, 2003.

10. INCOME TAXES

  Under FASB Statement No. 109, "Accounting for Income Taxes," the liability method is used in accounting for income taxes. Under this method, deferred income tax assets and liabilities result from temporary differences between the income tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable income and deductions in future years.

Significant components of the Company's deferred tax assets are as follows:

                                                                                          December 31,
                                                                              ------------------------------------
                                                                                     1999               1998
                                                                              ------------------  ----------------
Net operating loss carryforward ........................................          $21,566,000       $10,483,000
Research and development credits .......................................            1,020,000           711,000
Depreciation and amortization ..........................................              789,000           686,000
Deferred revenue .......................................................            2,352,000         1,073,000
Other ..................................................................              646,000           256,000
                                                                                 ------------      ------------
                                                                                   26,373,000        13,209,000
Valuation allowance ....................................................          (26,373,000)      (13,018,000)
                                                                                 ------------      ------------
                                                                                 $         --          $191,000
                                                                                 ============      ============

  Due to the uncertainty of the realization of the tax assets, a valuation allowance has been provided.


                                MULTEX.COM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)

10. INCOME TAXES (continued)

  At December 31, 1999, the Company had net operating loss carryforwards of approximately $50.0 million and research and development credits of approximately $1.0 million for income tax purposes that expire in 2009 through 2019. The utilization of approximately $15.6 million and $400,000 of such net operating loss carryforwards and research and development credits, respectively, are subject to an annual limitations of approximately $1.9 million, pursuant to
Section 382 of the Internal Revenue Code.

  The provision for income taxes from continuing operations consists of the following:

                                                                                    Year Ended December 31,
                                                                   ----------------------------------------------------------
                                                                           1999                 1998               1997
                                                                   --------------------  ------------------  ----------------
Current .......................................                           $839,000              $456,000             $7,000
Deferred ......................................                            191,000              (180,000)                --
                                                                        ----------             ---------             ------
                                                                        $1,030,000              $276,000             $7,000
                                                                        ==========             =========             ======

  The reconciliation of income taxes computed at the U.S. Federal statutory rate to income tax expense is as follows:

                                                                                      Year Ended December 31,
                                                                   -------------------------------------------------------------
                                                                           1999                  1998                1997
                                                                   ---------------------  ------------------  ------------------

Tax at U.S. statutory rate of 34% ..........................            $(8,255,000)            $(2,838,000)        $(2,690,000)
U.S. losses without benefit ................................              8,724,000               3,211,000           2,692,000
State taxes ................................................                370,000                  83,000               5,000
Other ......................................................                191,000                (180,000)                 --
                                                                        -----------             -----------         -----------
                                                                         $1,030,000                $276,000              $7,000
                                                                        ===========             ===========         ===========

11. STOCK OPTIONS

  In March 1999, the Company established the 1999 Stock Option Plan (the "Plan") which is the successor equity incentive program to the Company's 1993 Stock Incentive Plan which terminated upon the Company's initial public offering of its common stock. All outstanding options under the 1993 Stock Incentive Plan have been transferred into the Plan. A total of 7,000,000 options to purchase shares of the Company's common stock were authorized for issuance under the Plan.

  During the years ended December 31, 1998 and 1997, the difference between the estimated fair market value of the Company's common stock and the options' exercise price on the date of grant was determined to be approximately $872,000 and $1,077,000, respectively. This deferred compensation is being amortized for financial reporting purposes over the vesting period of the options and the amount recognized as expense during the years ended December 31, 1999, 1998 and 1997 amounted to approximately $480,000, $440,000 and $25,000, respectively.
For the year ended December 31, 1999, all options were issued at the fair market value of the Company's common stock on the date of grant.

                                MULTEX.COM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)

11. STOCK OPTIONS (continued)

  The following transactions occurred with respect to stock options issued for the years ended December 31, 1999, 1998 and 1997:

                                                                                                                     Weighted-
                                                                                                                      Average
                                                                                                      Number of       Exercise
                                                                                                       Options         Price
                                                                                                   ---------------  ------------
Outstanding December 31, 1996 .............................................                           1,301,875          $0.27
Granted during the year ...................................................                           1,600,600           0.81
Cancelled during the year .................................................                            (278,250)          0.50
Exercised during the year .................................................                            (340,625)          0.14
                                                                                                      ---------
Outstanding December 31, 1997 .............................................                           2,283,600           0.64
Granted during the year ...................................................                           1,264,000           4.99
Cancelled during the year .................................................                             (76,950)          2.35
Exercised during the year .................................................                            (631,500)          0.36
                                                                                                      ---------
Outstanding December 31, 1998 .............................................                           2,839,150           2.59
Granted during the year ...................................................                           3,002,450          16.64
Cancelled during the year .................................................                            (237,000)          6.68
Exercised during the year .................................................                            (819,752)          3.51
                                                                                                      ---------
Outstanding December 31, 1999 .............................................                           4,784,848          11.04
                                                                                                      =========

  The following table summarizes information concerning outstanding options at December 31, 1999:

                                   Options Outstanding                                                 Options Exercisable
                                   -------------------                                                 -------------------
                                                                      Weighted Average
                        Number of Options      Weighted Average           Remaining          Number of Options      Weighted Average
Exercise Price Range       Outstanding          Exercise Price        Contractual Life          Exercisable          Exercise Price
--------------------       -----------          --------------        ----------------          -----------          --------------
$  0.02   -     0.02                 68,125          $ 0.02                    5.5                 68,125                 $ 0.02
   0.50   -     0.55              1,019,198            0.52                    7.4                578,073                   0.53

   2.68   -    3.00                  50,100            2.92                    6.1                 50,100                   2.92

   4.80   -    6.00                 652,715            5.13                    8.4                306,964                   5.20

   7.50   -    9.50                 510,313            8.18                    8.7                 50,625                   7.63

  12.00   -   17.88               1,803,047           14.56                    9.6                180,850                  12.39
  18.94   -   27.56                 366,750           23.36                    9.8                 24,000                  27.00
  28.56   -   34.56                 314,600           29.70                   10.0                   ----                   ----
                                  ---------                                                     ---------
                                  4,784,848           11.04                    8.8              1,258,737                   4.23

  Options outstanding under the Plan primarily vest in four equal annual installments commencing on the day after the first anniversary of the grant and expire ten years after the date of grant.

  Pro forma information regarding net loss and net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its
employee stock options under the fair value method of that statement.   The
weighted average fair value of options granted during the years ended December 31, 1999, 1998 and 1997 was $13.27, $3.94 and $0.90, respectively. The fair value of the options was estimated at date of grant using a Black-Scholes option pricing model with the following assumptions:

                              Assumptions                                        1999           1998             1997
                              -----------                                        ----           ----             ----
Volatility factor of the expected market price of the Company's
common stock ..............................................................     1.172           0.823           0.558
Average risk-free interest rate ...........................................      5.75%           5.19%            6.1%
Dividend yield ............................................................       0.0%            0.0%            0.0%
Average life ..............................................................     4 years         4 years         3 years

                                MULTEX.COM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)

11. STOCK OPTIONS (continued)

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

  The Company's pro forma information is as follows:

                                                                             1999                  1998                   1997
                                                                             ----                  ----                   ----
Pro forma net loss available to common
Stockholders ...............................................           $(30,543,903)           $(11,805,808)           $(11,223,779)
Pro forma basic and diluted loss per share .................                 $(1.35)                 $(1.55)                 $(1.63)

12. EMPLOYEE STOCK PURCHASE PLAN

  The Company maintains an Employee Stock Purchase Plan (the "Plan") which allows eligible employees to purchase shares of common stock of the Company through payroll deductions at 85% of the fair market value during specific purchase periods, as defined. A total of 750,000 shares of common stock has been authorized for issuance under this plan. As of December 31, 1999, 707,972 shares are reserved for issuance under the Plan. For the years ended December 31, 1999, 1998 and 1997, 47,015, 33,244 and 11,658 shares of common stock, respectively had been issued for total proceeds of $572,000, $185,000 and $28,000, respectively.

13. COMMITMENTS

Operating Leases

  The Company has various lease agreements for offices. Lease terms generally range from five to ten years with options to renew at varying terms. The approximate future minimum annual rental payments under these operating leases are as follows:

   2000                                  $ 2,486,000
   2001                                    2,819,000
   2002                                    2,983,000
   2003                                    3,011,000
   2004                                    2,977,000
   Thereafter                             14,243,000
                                         -----------
                                         $28,519,000
                                         ===========

  Total rental expense for the years ended December 31, 1999, 1998 and 1997 was approximately $1,808,000, $887,000 and
$857,000, respectively.

Capital Leases

  The Company has various capital lease agreements for furniture, fixtures and equipment. Lease terms generally range from three to five years. The future minimum payments for all capital leases and principal repayment are summarized as follows:

   2000                                                          $252,000
   2001                                                           120,000
   2002                                                            81,000
   2003                                                             7,000
                                                                 --------
   Total payments                                                 460,000
   Less amount representing interest                               43,000
                                                                 --------
                                                                  417,000

   Less current portion of obligations under capital leases       224,000
                                                                 --------
   Thereafter                                                    $193,000
                                                                 ========

                                MULTEX.COM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)

13. COMMITMENTS (continued)

Letters of Credit
As of December 31, 1999, the Company had outstanding letters of credit issued in the amount of $1,051,000.

14. RELATED PARTY TRANSACTIONS

  In March 1998, the Company entered into an agreement with an independent third party (the "Third Party") to secure a position as an anchor tenant on the Third Party's Internet site. The agreement is for two years and is automatically renewable unless either party elects not to renew. In 1999 and 1998, the Company made aggregate royalty payments of approximately $800,000 and $100,000, respectively. In December 1998, the Third Party became a Series E stockholder.

  A holder of preferred stock entered into a strategic distribution relationship with the Company. As a result the Company granted the preferred stockholder a limited non-exclusive license to use and distribute the Company's technology and products. The preferred stockholder made license payments and payments for consulting and maintenance services which amounted to approximately 10% of revenues for the year ended December 31, 1997.

15. PENSION PLAN

  The Company established a defined contribution plan (the "Plan") under Section 401(k) of the Internal Revenue Code. All employees of the Company are eligible to participate in the Plan upon hire. Participants may contribute up to 20% of their eligible earnings, as defined. The Company may decide to make an additional contribution to the Plan on behalf of the Plan participants. No additional contributions have been made by the Company for the years ended December 31, 1999, 1998 and 1997.

16. DISCONTINUED OPERATIONS

  On January 15, 1999, Market Guide completed the sale of its CreditRisk Monitor ("CRM") division for approximately $2,300,000, which consisted of approximately $1,200,000 paid in cash and notes receivable of approximately $1,100,000. The Company recorded a gain on the sale of approximately $226,000, net of taxes of $163,000, relating to the cash portion of the proceeds received in excess of the net assets of the division. The Company has deferred the gain relating to the notes receivable portion of the sales price until such time as its payment is more fully assured. The notes receivable are summarized as follows:

 .    $1,000,000 secured promissory note, bearing interest at 6.0% beginning on
     July 1, 2001, payable in 24 equal monthly installments of principal and interest in the amount of $44,320 commencing July 31, 2001 through June 30, 2003. The present value of such promissory note was approximately $792,000 at its origination.

 .    $98,162 secured expense promissory note, accruing interest beginning on
     February 1, 1999, payable in 24 equal monthly installments of principal and interest in the amount of $5,286 commencing February 28, 2001 through January 31, 2003.

Results of operations for the CRM division have been classified as discontinued operations for all periods presented.

Revenues and income from discontinued operations are as follows:

                                                                                          1999            1998            1997
                                                                                          ----            ----            ----

Revenues                                                                                  $   --      $  667,440      $  297,244
Operating loss................................................................                --       (757,447)     (1,087,021)
Income tax benefit............................................................           105,866         317,598             --
                                                                                         -------         -------     ----------
Loss from discontinued operations.............................................         $ 105,866     $ (439,849)    $(1,087,021)
                                                                                       =========     ===========    ============

Gain on sale..................................................................    $     388,448   $      388,448
Income tax expense                                                                     (162,876)        (162,876)
                                                                                       --------         --------
Gain on sale, net.............................................................    $     225,572   $      225,572
                                                                                  =============   ==============

MULTEX.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)

17. SUBSEQUENT EVENTS

Merrill Lynch
   On December 21, 1999, the Company announced a multi-year partnership with Merrill Lynch to co-develop global research and information web sites for clients of Merrill Lynch's institutional e-commerce portal. The companies will jointly develop the next-generation platform for real-time delivery of Merrill Lynch investment strategy and securities research for its institutional clients. As part of this strategic partnership, the Company amended its Electronic Distribution Services Agreement ("EDS Agreement") with Merrill Lynch to incorporate the terms of this new development plan.

   Also on December 21, 1999, the Company entered into an agreement with Merrill Lynch, as part of its strategic partnership with them to, subject to regulatory approval, (i) issue 1 million shares of the Company's common stock at $21.60 per share, (ii) for $400,000, issue vested warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $20 per share, (iii) for $100,000, issue warrants to purchase 1.5 million shares of the Company's common stock, which warrants vest based on certain performance and renewal criteria, as defined in the agreement, at an exercise price of $20 per share, and (iv) issue vested warrants to purchase 750,000 shares of the Company's common stock at an exercise price of $50 per share. In addition the Company agreed to purchase software from Merrill Lynch for $500,000 and 200,000 shares of the Company's common stock.

   The Company received the $400,000 for the warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $20 per share on December 22, 1999. These warrants vested immediately and were issued in connection with the EDS Agreement. The Company has valued these warrants, using the Black Scholes valuation model, at $1,856,000. The fair value of the warrants less the $400,000 paid is being amortized over the term of the EDS agreement.

    The Company received the $100,000 for the warrants to purchase 1.5 million shares of the Company's common stock at an exercise price of $20 per share on December 22, 1999. These warrants vest based on certain performance and renewal criteria, as defined in the agreement, and will be accounted for at their fair market value on the date when the performance is complete. Performance criteria have not been met as of December 31, 1999.

    On February 1, 2000, the Company received $21.6 million of proceeds from Merrill Lynch for the issuance of 1 million shares of common stock. The sale of the common stock will be accounted for at the fair market value on the date of issuance. Deferred expense will be recorded for the difference between the proceeds and the fair market value of the common stock and will be amortized over the term of the EDS Agreement.

     In connection with the issuance of the warrants to purchase 750,000 shares of the Company's common stock at $50 per share, the Company will record a deferred charge equal to the fair value of the warrants on the closing date, February 1, 2000, which will be amortized over the term of the EDS agreement.

   Additionally, the Company agreed to purchased software from Merrill Lynch for $500,000 of cash plus 200,000 shares of the Company's common stock which represents the fair value of the software purchased. This purchase closed on February 1, 2000.

Sage
    On March 20, 2000, the Company acquired all of the assets of Sage Online, Inc. for approximately $6 million in cash and 354,000 shares of common stock at a fair value of $31 per share.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                  Beginning                                Ending
                                                                    Balance            Expense           Deduction          Balance
                                                                    -------            -------           ---------          -------
Year  Ended December 31, 1999
Allowance for doubtful accounts ........................           $172,000           $900,599           $644,599           $423,000
Year Ended December 31, 1998
Allowance for doubtful accounts ........................            264,000            148,000            240,000            172,000
Year Ended December 31, 1998
Allowance for doubtful accounts ........................            154,000            168,130             58,130            264,000
