Form 10-K/A
period 1999-12-31
MULTEX COM INC
filed 2000-04-12
CIK 1061310

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A

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

The registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000, is hereby amended and restated in its entirety.

                                                 MULTEX.COM, INC.
                                           1999 FORM 10-K/A ANNUAL REPORT
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

                                USE OF PROCEEDS

     On March 17, 1999, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File No. 333-70693). Pursuant to this Registration Statement, and the Abbreviated Registration Statement filed on March 17, 1999 pursuant to Rule 462(b) promulgated under the Securities Act of 1933, as amended, we completed our initial public offering of 3,283,500 shares of our common stock at an initial public offering price of $14 per share. Our initial public offering was managed by BancBoston Robertson Stephens, CIBC Oppenheimer and Dain Rauscher Wessels. Proceeds to us from our initial public offering, after calculation of the underwriters discount and commission of approximately $2.9 million and offering costs of $1.5 million, totaled approximately $41.6 million. None of the expenses incurred in our initial public offering were direct or indirect payments to our directors, officers, general partners or their associates, to persons owning ten percent or more of any class of our equity securities or to our affiliates. As of December 31, 1999, we have used approximately $4.7 million of the proceeds from our initial public offering toward general corporate purposes, including working capital, and toward the expansion of our international operations and sales and marketing capabilities. None of these expenses were direct or indirect payments to our directors, officers, general partners or their associates, to persons owning ten percent or more of any class of our equity securities or to our affiliates.

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

                                                                           Year ended December 31,
                                                   --------------------------------------------------------------------------------
                                                     1999             1998              1997               1996             1995
                                                     ----             ----              ----               ----             ----
                                                               (in thousands, except share and per share data)
Statement of Operations Data:
Revenues.................................      $    40,850        $   22,021        $   12,616        $    7,423        $    5,005
Costs of revenues........................           10,569             5,083             2,720             2,659             2,318
                                                ----------         ---------         ---------         ---------         ---------
Gross profit.............................           30,281            16,938             9,896             4,764             2,687

Operating expenses:
 Sales and marketing.....................           26,379             8,667             4,568             2,444             1,980
 Research and development................            6,301             3,167             2,873             2,560             2,039
 General and administrative..............           18,414            12,550            10,426             6,752             3,964
                                                ----------         ---------         ---------         ---------         ---------
  Total operating expenses...............           51,094            24,384            17,867            11,756             7,983
Loss from operations.....................          (20,813)           (7,446)           (7,971)           (6,992)           (5,296)
Net interest income (expense)............            2,245              (186)               60                16               (10)
Other income (expense)...................           (5,712)             (716)               --                --                --
                                                ----------         ---------         ---------         ---------         ---------
Loss from continuing operations before             (24,280)           (8,348)           (7,911)           (6,976)           (5,306)
 income taxes............................
Income taxes.............................            1,030               276                 7                (2)                1
                                                ----------         ---------         ---------         ---------         ---------
Loss from continuing operations..........          (25,310)           (8,624)           (7,918)           (6,974)           (5,307)
Discontinued operations..................              331              (214)           (1,087)             (115)               --
                                                ----------         ---------         ---------         ---------         ---------
Net loss.................................       $  (24,979)        $  (8,838)        $  (9,005)        $  (7,089)        $  (5,307)
                                                ==========         =========         =========         =========         =========
Basic and diluted net loss per share.....           $(1.15)           $(1.51)           $(1.62)           $(1.35)           $(0.97)
                                                ==========         =========         =========         =========         =========
Shares used in calculating net loss per
 share--basic and diluted................       22,688,050         7,609,524         6,891,764         6,272,043         6,126,598
                                                ==========         =========         =========         =========         =========

                                                                          Year ended December 31,
                                                   --------------------------------------------------------------------------------
                                                    1999            1998              1997              1996              1995
                                                    ----            ----              ----              ----              ----
                                                                              (in thousands)
Balance Sheet Data:
Cash and cash equivalents, and                    $39,117        $ 24,171          $ 11,007          $  9,961           $   936
 marketable securities...................
Working capital (deficit)................          37,519          21,958             8,882             8,697              (513)
Total assets.............................          65,600          33,183            18,542            15,885             5,236
Deferred revenues........................           5,691           3,376             2,003             1,334               449
Long-term debt...........................              --             236               393             1,948             1,008
Convertible preferred stock..............              --          59,860            37,234            25,066             8,798
Total stockholders' (deficit) equity.....          47,201         (34,123)          (25,111)          (14,033)           (7,178)

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

General

     In September 1999, Multex.com acquired Market Guide Inc. in a transaction accounted for as a pooling of interests. The consolidated statement of operations for the year ended December 31, 1999 includes the calendar results of operations for Multex.com and Market Guide for the year ended December 31, 1999. The consolidated statement of operations for the year ended December 31, 1998 includes the calendar results of operations for Multex.com and the fiscal year end results of operations for Market Guide for the year ended February 28, 1999. The consolidated statement of operations for the year ended December 31, 1997, includes the calendar results of operations for Multex.com and the fiscal year end results of operations for Market Guide for the year ended February 28, 1998.

Results of Operations

    The following table shows the percentage of total revenues represented by the items in our consolidated statements of operations.


                                                                           YEAR ENDED DECEMBER 31,
                                                                   1999            1998           1997
                                                                  --------------------------------------
Revenues                                                            100%           100%            100%
Cost of Revenues                                                  -25.9%         -23.1%          -21.6%
                                                                  ------         ------          ------
Gross profit                                                       74.1%          76.9%           78.4%

Operating expenses:
    Sales and marketing                                            64.6%          39.4%           36.2%
    Research and development                                       15.4%          14.4%           22.8%
    General and administrative                                     45.1%          56.9%           82.6%
                                                                  ------         ------          ------
Total operating expenses                                          125.1%         110.7%          141.6%

Loss from operations                                              -51.0%         -33.8%          -63.2%

Other income (expense):
    Gain on sale of equipment                                       0.0%           0.5%            0.0%
    Offering expenses                                               0.0%          -3.8%            0.0%
    Other income                                                    0.1%           0.0%            0.0%
    Acquisition expenses                                          -14.0%           0.0%            0.0%
    Interest expense                                               -0.2%          -2.6%           -3.1%
    Interest and Investment income                                  5.8%           1.8%            3.6%
                                                                  ------         ------          ------
Loss from continuing operations before income tax expense         -59.4%         -37.9%          -62.7%

Income Taxes                                                        2.5%           1.3%            0.1%

loss from continuing operations                                   -61.9%         -39.2%          -62.8%
Income (Loss) from discontinued operations                          0.2%          -1.9%           -8.6%
Gain on sale of discontinued operations                             0.6%           1.0%            0.0%
Net loss                                                          -61.1%         -40.1%          -71.4%
Redeemable preferred stock dividends                               -2.9%         -12.2%          -17.3%

Net loss attributable to common shareholders                      -64.0%         -52.3%          -88.7%


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


     The majority of income tax expense recognized for the years ended December 31, 1999 and 1998 relates to Market Guide's operations prior to the September 1999 acquisition. Such operations cannot be included in Multex.com's consolidated tax returns, and accordingly cannot be offset by Multex.com's net operating loss.


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


  Loss from Operations

     We have invested heavily in establishing a brand name for our services, expanding internationally, continuing to develop enhanced services and maintaining our technological advantage, and increasing the number of our employees and offices as we seek to increase our market share, all of which have contributed to our losses. Loss from operations decreased 6.6% to $7.4 million for the year ended December 31, 1998 from $8.0 million for the year ended December 31, 1997. As a percentage of revenues, loss from operations was 33.8% for the year ended December 31, 1998 and 63.2% for the year ended December 31, 1997.



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

                                                                      Three Months Ended
                                       ---------------------------------------------------------------------------
                                       Mar. 31, 1998   June 30, 1998  Sept. 30, 1998  Dec. 31, 1998  Mar. 31, 1999
                                       -------------   -------------  --------------  -------------  -------------
                                                                                        (in thousands)
Revenues...........................       $ 4,934        $ 5,175        $ 5,569        $ 6,343        $ 7,606
Cost of revenues...................         1,273          1,236          1,221          1,353          2,006
                                           ------         ------         ------         ------         ------
Gross profit.......................         3,661          3,939          4,348          4,990          5,600
Operating expenses:
 Sales and marketing...............         1,452          1,609          2,083          3,523          4,031
 Research and development..........           702            704            728          1,033          1,065
 General and administrative........         2,793          3,076          3,115          3,566          3,737
                                           ------         ------         ------         ------         ------
  Total operating expenses.........         4,947          5,389          5,926          8,122          8,833
                                           ------         ------         ------         ------         ------
Loss from operations...............        (1,286)        (1,450)        (1,578)        (3,132)        (3,233)
Net interest income (expense)......          (213)            36             37            (46)           263
Other income (expenses)............          (716)            --             --             --             --
Loss from continuing operations
 before taxes......                        (2,215)        (1,414)        (1,541)        (3,178)        (2,970)

Income taxes.......................             8              4              7            257            446
                                           ------         ------         ------         ------         ------
Loss from cont. operations.........        (2,223)        (1,418)        (1,548)        (3,434)        (3,416)
Discontinued operations............          (234)          (269)          (255)           543            331
                                           ------         ------         ------         ------         ------
Net loss...........................       $(2,457)       $(1,687)       $(1,803)       $(2,891)       $(3,085)
                                           ======         ======         ======         ======         ======

                                                 Three Months Ended
                                     -------------------------------------------
                                     June 30, 1999 Sept. 30, 1999  Dec. 31, 1999
                                     ------------- --------------  -------------

Revenues...........................   $ 8,841       $ 10,929        $13,474
Cost of revenues...................     2,293          2,671          3,599
                                       ------        -------         ------
Gross profit.......................     6,548          8,258          9,875
Operating expenses:
 Sales and marketing...............     4,912          6,619         10,817
 Research and development..........     1,122          2,039          2,075
 General and administrative........     4,087          4,776          5,814
                                       ------        -------         ------
  Total operating expenses.........    10,121         13,434         18,706
                                       ------        -------         ------
Loss from operations...............    (3,573)        (5,176)        (8,831)
Net interest income (expense)......       711            685            586
Other income (expenses)............        --         (5,606)          (106)
Loss from continuing operations
 before taxes......                    (2,862)       (10,097)        (8,351)

Income taxes.......................       226            234            124
                                       ------        -------         ------
Loss from cont. operations.........    (3,088)       (10,331)        (8,475)
Discontinued operations............        --             --             --
                                       ------        -------         ------
Net loss...........................   $(3,088)      $(10,331)       $(8,475)
                                       ======        =======         ======

                                                           Percentage of Total Revenues
                                       --------------------------------------------------------------------
Revenues............................   100.0%   100.0%   100.0%   100.0%   100.0%   100.0%   100.0%   100.0%
Cost of revenues....................    25.8     23.9     21.9     21.3     26.4     25.9     24.4     26.7
                                       -----    -----    -----    -----    -----    -----    -----    -----
Gross profit........................    74.2     76.1     78.1     78.7     73.6     74.1     75.6     73.3
Operating expenses:
 Sales and marketing................    29.5     31.1     37.4     55.6     53.0     55.6     60.6     80.2
 Research and development...........    14.2     13.6     13.1     16.3     14.0     12.7     18.7     15.4
 General and administrative.........    56.6     59.4     55.9     56.2     49.1     46.2     43.7     43.2
                                       -----    -----    -----    -----    -----    -----    -----    -----
  Total operating expenses..........   100.3    104.1    106.4    128.1    116.1    114.5    123.0    138.8
                                       -----    -----    -----    -----    -----    -----    -----    -----
Loss from operations................   (26.1)   (28.0)   (28.3)   (49.4)   (42.5)   (40.4)   (47.4)   (65.5)
Net interest income (expense).......    (4.3)     0.7      0.6     (0.7)     3.5      8.0      6.0      4.1
Other income (expenses).............   (14.5)      --       --       --       --       --    (51.1)    (0.6)
                                       -----    -----    -----    -----    -----    -----    -----    -----
Loss from continuing operations
 before taxes......                    (44.9)   (27.3)   (27.7)   (50.1)   (39.0)   (32.4)   (92.5)   (62.0)

Income taxes........................    (0.1)    (0.1)    (0.1)    (4.0)    (5.9)    (2.5)    (2.0)    (0.9)
Loss from cont. operations..........   (45.1)   (27.4)   (27.8)   (54.1)   (44.9)   (34.9)   (94.5)   (62.9)
Discontinued operations.............    (4.7)    (5.2)    (4.6)     8.6      4.4       --       --       --
                                       -----    -----    -----    -----    -----    -----    -----    -----
Net loss............................   (49.8)%  (32.6)%  (32.4)%  (45.5)%  (40.5)%  (34.9)%  (94.5)%  (62.9)%
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

  (c)  Exhibits

NUMBER                                                    DESCRIPTION
------                                                    -----------
3.1                Form of Second Amended and Restated Certificate of Incorporation
                   (incorporated by reference to Exhibit 3.2 of our Registrtion
                   Statement on Form S-1, as amended (Registration No. 333-70693)).
3.2                Form of Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 of our
                   Registration Statement on Form S-1, as amended (Registration No. 333-70693)).
4.1                Specimen common stock certificate (incorporated by reference to Exhibit 4.1 of our Registration
                   Statement on Form S-1, as amended (Registration No. 333-70693)).
4.2                See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and
                   Bylaws of the Registrant defining the rights of holders of Common Stock of the Registrant.

10.1               Multex.com, Inc. 1999 Stock Option Plan (incorporated by
                   reference to Exhibit 99.1 of our Registration Statement on
                   Form S-8 filed on October 20,1999).
10.2               Multex.com, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.11 of our Registration Statement on Form S-8 filed on March 26, 1999).
10.3               Fourth Amended and Restated Registration Rights Agreement,
                   dated as of December 15, 1998 (incorporated by reference
                   to Exhibit 10.7 of our Registration Statement on Form S-1, as
                   amended (Registration No. 333-70693)).
10.4               Market Guide Inc. 1995 Key Employee Incentive Plan
                   (incorporated by reference to Exhibit 99.11 of our
                   Registration Statement on Form S-8 filed on October 20,
                   1999).
10.5               Market Guide Inc. 1995 Independent Director's Stock Incentive
                   Plan (incorporated by reference to Exhibit 99.13 of our
                   Registration Statement on Form S-8 filed on October 20,
                   1999).
10.6               Agreement and Plan of Merger and Reorganization dated as of
                   June 23, 1999 by and among the Registrant, Merengue
                   Acquisition Corp. and Market Guide, Inc. (incorporated by
                   reference to Exhibit 2.1 of our Current Report on Form 8-K filed on June 29, 1999).
10.7               Agreement and Plan of Reorganization dated as of March 13,
                   2000 by and among the Registrant, Multex A Acquisition Corp.,
                   Sage Online, Inc., and the shareholders of Sage Online, Inc.
                   (incorporated by reference to Exhibit 2.1 of our Current
                   Report on Form 8-K filed on April 5, 2000).
10.8(a)            Master Agreement for Electronic Distribution Services, dated as of November 13, 1998, between the Registrant and Merrill
                   Lynch, Pierce, Fenner & Smith Incorporated.
10.8(b)+           Addendum No. 3 to Master Agreement for Electronic
                   Distribution Services, dated as of December 21, 1999 between the Registrant and Merrill Lynch.
21.1               Subsidiaries of the Registrant (incorporated by reference to
                   Exhibit 21.1 of our Registration Statement on Form S-1, as
                   amended (Registration No. 333-70693)).
23.1               Consent of Ernst & Young LLP.
23.2               Consent of Zerbo, McKiernan & Zambito, LLC.
27.1               Financial Data Schedule for the years ended December 31, 1997, 1998 and 1999.

________________

+ Confidential treatment to be requested for certain portions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act. Confidential portions of this Exhibit have been filed separately with the Securities and Exchange Commission.

      (d) Financial Statement Schedules.

          See Item 14(a)2 above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Multex.com, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on this 11th day of April, 2000.

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

                                MULTEX.COM, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)



                                                 Common Stock
                                                 ------------

                                                                           Additional

                                                                            Paid-in        Accumulated        Deferred

                                           Shares           Amount          Capital         Deficit        Compensation
                                           ------           ------          -------         -------        ------------

Balance at December 31, 1996 ........   6,777,561          $67,776       $2,822,146     $(16,923,154)   $          --

   Net loss .........................          --               --               --       (9,004,870)              --
   Translation adjustment ...........          --               --               --               --               --


   Comprehensive loss ...............          --               --               --               --               --


   Redeemable preferred stock .......          --               --       (2,181,472)              --               --
dividend
   Issuance of common stock .........       3,750               37           10,275               --               --
   Stock issued for services ........      35,000              350           10,150               --               --
     Issuance of common stock from the
      employee stock purchase plan         11,658              117           27,688               --               --
   Exercise of options ..............     340,625            3,406           45,593               --               --
   Amortization of deferred
    compensation ....................          --               --               --               --           25,107
     relating to stock options
   Deferred compensation related to stock
     options ........................          --               --        1,077,219               --       (1,077,219)
                                        ---------          -------       ----------     ------------    -----------
Balance at December 31, 1997 ........   7,168,594           71,686        1,811,599      (25,928,024)      (1,052,112)


   Net loss .........................          --               --               --       (8,838,243)              --
   Translation adjustment ...........          --               --               --               --               --


   Comprehensive loss ...............          --               --               --               --               --

   Redeemable preferred stock
     dividend........................          --               --       (2,679,445)              --               --
   Stock issued for services ........      10,000              100           45,004               --               --
     Issuance of common stock from
      the employee stock purchase plan     33,244              332          184,893               --               --

   Exercise of options ..............     631,500            6,315          218,933               --               --
   Tax benefit from option exercises           --               --          242,134               --               --
   Amortization of deferred
    compensation ....................          --               --               --               --          439,672
     relating to stock options
   Cancellation of stock options ....          --               --          (24,898)              --           24,898
   Deferred compensation related to
    stock options....................          --               --          872,458               --         (872,458)

   Sale of stock and issuance of
    options in connection with the acquisition
     of .............................      75,000              750          644,250               --               --
     certain assets of Multex Data
     Group
   Issuance of stock in connection
    with ............................     125,000            1,250          623,750               --               --
        the acquisition of Multex
Data Group
   Issuance of warrant in connection
    with long-term debt .............          --               --          100,000               --               --
                                        ---------          -------       ----------     ------------      -----------
Balance at December 31, 1998 ........   8,043,338           80,433        2,038,678      (34,766,267)      (1,460,000)

                                                                                                               80,433
   Net loss .........................          --               --               --      (24,978,866)              --
   Translation adjustment ...........          --               --               --               --               --


   Unrealized loss on marketable
        securities ..................          --               --               --               --               --

   Comprehensive loss ...............          --               --               --               --               --

   Redeemable preferred stock
    dividend.........................          --               --       (1,188,165)              --               --
   Conversion of redeemable
    preferred stock to common stock..  14,861,112          148,611       60,912,224               --               --

      Issuance of common stock, net
       of offering costs.............   3,283,500           32,835       41,604,633               --               --

   Exercise of options ..............     944,752            9,448        3,508,282               --               --
   Amortization of deferred
    compensation relating to stock
     options.........................          --               --               --               --          479,923

   Compensation related to
    acceleration of option vesting...          --               --          160,938               --               --

     Issuance of common stock from
      the employee stock purchase
       plan .........................      47,015              470          571,645               --               --

     Issuance of warrants ...........          --               --        1,956,000               --       (1,456,000)
     Amortization of warrants .......          --               --               --               --            5,480
   Accumulated deficit adjustment
(Note 1) ............................          --               --               --         (395,870)              --
                                        ---------          -------       ----------     ------------      -----------
Balance at December 31, 1999 ........  27,179,717         $271,797     $109,564,235     $(60,141,003)     $(2,430,597)
                                       ==========         ========     ============     ============      ===========




                                            Accumulated

                                                Other


                                           Comprehensive

                                               Loss           Total
                                               ----           -----

Balance at December 31, 1996 ........   $          --     $(14,033,232)
                                                          ------------

   Net loss .........................              --       (9,004,870)
   Translation adjustment ...........         (14,124)        (14,124)
                                                          ------------

   Comprehensive loss ...............              --      (9,018,994)
                                                          ------------
   Redeemable preferred stock
     dividend........................              --       (2,181,472)
   Issuance of common stock .........              --           10,312
   Stock issued for services ........              --           10,500
     Issuance of common stock from the
      employee stock purchase plan...              --           27,805
   Exercise of options ..............              --           48,999
   Amortization of deferred
     compensation ...................              --           25,107
     relating to stock options
   Deferred compensation related to stock
     options ........................              --               --
                                          -----------     ------------
Balance at December 31, 1997 ........         (14,124)     (25,110,975)


   Net loss .........................              --       (8,838,243)
   Translation adjustment ...........          (1,824)          (1,824)
                                                          ------------

   Comprehensive loss ...............              --       (8,840,067)
                                                          ------------

   Redeemable preferred stock
    dividend.........................              --       (2,679,445)
   Stock issued for services ........              --           45,104
     Issuance of common stock from
      the employee stock purchase
       plan .........................              --          185,225

   Exercise of options ..............              --          225,248
   Tax benefit from option exercises               --          242,134
   Amortization of deferred
    compensation relating to stock
     options.........................              --          439,672

   Cancellation of stock options ....              --               --
   Deferred compensation related to
    stock options....................              --               --

   Sale of stock and issuance of
    options in connection with the
     acquisition of .................              --          645,000
     certain assets of Multex Data
     Group
   Issuance of stock in connection
    with the acquisition of Multex...              --          625,000

Data Group
   Issuance of warrant in connection
    with long-term debt .............              --          100,000
                                          -----------     ------------
Balance at December 31, 1998 ........         (15,948)     (34,123,104)
                                          -----------     ------------
   Net loss .........................              --      (24,978,866)
   Translation adjustment ...........           1,264            1,264


   Unrealized loss on marketable
        securities ..................         (48,875)         (48,875)
                                                          ------------

   Comprehensive loss ...............              --      (25,026,477)
                                                          ------------

   Redeemable preferred stock
       dividend......................              --       (1,188,165)

   Conversion of redeemable
    preferred stock to common stock..              --       61,060,835

      Issuance of common stock, net
       of offering costs.............              --       41,637,468

   Exercise of options ..............              --        3,517,730
   Amortization of deferred
    compensation relating to stock
     options.........................              --          479,923

   Compensation related to
     acceleration of option vesting..              --          160,938

     Issuance of common stock from
      the employee stock purchase
       plan .........................              --          572,115

     Issuance of warrants ...........              --          500,000
     Amortization of warrants .......              --            5,480
   Accumulated deficit adjustment
(Note 1) ............................              --         (395,870)
                                          -----------     ------------
Balance at December 31, 1999 ........        $(63,559)     $47,200,873
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

  One customer accounted for approximately 10% of revenues for the year ended December 31, 1999. The same customer accounted for approximately 21% of accounts receivable at December 31, 1999. Another customer accounted for approximately 11% and 18% of revenues for the years ended December 31, 1998 and 1997, respectively. A third customer accounted for approximately 10% of revenues for the year ended December 31, 1997. The Company performs ongoing credit evaluations, generally does not require collateral and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. To date, such losses have been within management's expectations.

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

Results of operations for the CRM division have been classified as discontinued operations for all periods presented.

Revenues and income from discontinued operations are as follows:

                                                                                          1999            1998            1997
                                                                                          ----            ----            ----

Revenues                                                                               $      --     $   667,440    $    297,244
                                                                                       =========     ===========    ============
Operating loss................................................................                --       (757,447)     (1,087,021)
Income tax benefit............................................................           105,866         317,598             --
                                                                                         -------         -------     ----------
Loss from discontinued operations.............................................         $ 105,866     $ (439,849)    $(1,087,021)
                                                                                       =========     ===========    ============

Gain on sale..................................................................    $     388,448   $      388,448
Income tax expense                                                                     (162,876)        (162,876)
                                                                                       --------         --------
Gain on sale, net.............................................................    $     225,572   $      225,572
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

   Also on December 21, 1999, the Company entered into an agreement with Merrill Lynch, which closed on January 21, 2000, as part of its strategic partnership with them and agreed, subject to regulatory approval, to (i) issue 1 million shares of the Company's common stock at $21.60 per share, (ii) issue warrants to purchase 100,000 shares of the Company's common stock, that vest immediately, with an exercise price of $20 per share for $400,000, (iii) issue warrants to purchase 1.5 million shares of the Company's common stock, that vest based on certain performance and renewal criteria, as defined in the agreement, with an exercise price of $20 per share, for $100,000 and (iv) issue warrants to purchase 750,000 shares of the Company's common stock with an exercise price of $50 per share. In addition the Company agreed to purchase software from Merrill Lynch for $500,000 and 200,000 shares of the Company's common stock, which represents the fair value of the software purchased. The software was purchased on February 1, 2000.

   The Company received the $400,000 for the warrants to purchase 100,000 shares of the Company's common stock with an exercise price of $20 per share on December 22, 1999. These warrants vested immediately and were issued in connection with the EDS Agreement. The Company has valued these warrants, using the Black Scholes valuation model, at $1,856,000. The fair value of the warrants less the $400,000 paid is being amortized over the term of the EDS agreement.

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

Sage

    On March 20, 2000, the Company acquired all of the assets of Sage Online, Inc. for approximately $6 million in cash and 354,000 shares of common stock at a fair value of approximately $31 per share.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                               Multex.com, Inc.

                                                                               Additions
                                                                       ---------------------------
                                                                         (1)             (2)
                                                                       ---------------------------
                                                    Balance at         Charged to                                         Balance
                                                    Beginning          Costs and     Charged to                           at End
Description                                         of Period          Expenses     Other Accounts       Deduction        of Period
-----------                                         ---------          --------     --------------       ---------        ---------
For the Year Ended December 31, 1999
Allowance for doubtful accounts ..............      $172,000           $900,599                        $(644,599)(a)      $423,000
For the Year Ended December 31, 1998
Allowance for doubtful accounts ..............       264,000            148,000                         (240,000)(a)       172,000
For the Year Ended December 31, 1997
Allowance for doubtful accounts ..............       154,000            168,130                          (58,130)(a)       264,000

(a) Uncollectible accounts written off, net of recoveries.