Form 10-Q
period 2000-03-31
MULTEX COM INC
filed 2000-05-15
CIK 1061310

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934



                 For the quarterly period ending March 31, 2000



                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


   For the transition period from ____________________ to ____________________



                         Commission file number: 0-24559


                                MULTEX.COM, INC.
   --------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        DELAWARE                       7375                    22-3253344
-------------------------  -----------------------------  ----------------------
(State of Incorporation)   (Primary Standard Industrial      I.R.S. Employer
                                Classification Code)      Identification Number)

                          100 WILLIAM STREET, 7th FLOOR
                            NEW YORK, NEW YORK 10038
                                 (212) 607-2400
   --------------------------------------------------------------------------
               (Address, Including Zip Code, and Telephone Number,
        Including Area Code, of Registrant's Principal Executive Offices)





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes |X|          No |_|


As of March 31, 2000, there were 29,151,778 shares of the registrant's common stock outstanding.

                          QUARTERLY REPORT ON FORM 10-Q

                        MULTEX.COM, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                                                                PAGE
                                                                                                               NUMBER
                                                                                                               ------
PART I.  FINANCIAL INFORMATION....................................................................................3

       ITEM 1:    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited):........................................3

                  Condensed Consolidated Balance Sheets as of March 31, 2000 and December
                  31, 1999........................................................................................3

                  Condensed Consolidated Statements of Operations for the three months ended March 31, 2000 and 1999...................................................................4

                  Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 1999...................................................................5

                  Notes to Condensed Consolidated Financial Statements March 31, 2000.............................7

       ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                  OF OPERATIONS.................................................................................. 9

PART II.  OTHER INFORMATION......................................................................................18

       ITEM 1.    LEGAL PROCEEDINGS..............................................................................18

       ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS......................................................18

       ITEM 3.    DEFAULTS UPON SENIOR SECURITIES................................................................18

       ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................18

       ITEM 5.    OTHER INFORMATION..............................................................................18

       ITEM 6.    EXHIBITS AND REPORT ON FORM 8-K................................................................18

       ITEM 7.    SIGNATURES.....................................................................................19

                          PART I. FINANCIAL INFORMATION

                        MULTEX.COM, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (in thousands)




ASSETS                                                             March 31,    December 31,
                                                                   ---------    ------------
                                                                     2000          1999
                                                                     ----          ----
                                                                  (unaudited)  (see Note 1)
                                                                  -----------  ------------
Current assets
  Cash and cash equivalents                                       $   4,310    $   6,089
  Marketable securities                                              42,900       33,028
  Accounts receivable, net                                           12,250       10,954
  Other current assets                                                2,006        3,193
                                                                  ---------    ---------
Total current assets                                                 61,466       53,264

Property and equipment, net                                          20,638       10,862
Goodwill                                                             16,987         --
Other                                                                 1,897        1,474
                                                                  ---------    ---------
Total assets                                                      $ 100,988    $  65,600
                                                                  =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                $   2,762    $   5,051
  Accrued expenses                                                    4,543        4,778
  Current portion of capital lease obligations                          198          225
  Deferred revenues                                                   6,337        5,691
                                                                  ---------    ---------
Total current liabilities                                            13,840       15,745

Long term liabilities:
  Capital lease obligations                                             159          192
  Deferred rent                                                       2,662        2,431
  Other                                                                  24           31
                                                                  ---------    ---------
Total long term liabilities                                           2,845        2,654

Stockholders' equity:
  Preferred stock- $.01 par value:
      Authorized- 5,000,000 shares; none issued and outstanding        --           --
  Common stock  $.01 par value
     Authorized - 50,000,000 shares:  issued and outstanding-
        29,151,778 shares at March 31, 2000 and 27,179,717 at
        December 31, 1999                                               292          272
  Additional paid-in-capital                                        157,992      109,564
  Accumulated deficit                                               (62,218)     (60,141)
  Deferred equity consideration                                     (11,720)      (2,431)
  Accumulated other comprehensive loss                                  (43)         (63)
                                                                  ---------    ---------
Total stockholders' equity                                           84,303       47,201
                                                                  ---------    ---------
Total liabilities and stockholders' equity                        $ 100,988    $  65,600
                                                                  =========    =========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        MULTEX.COM, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited; in thousands, except per share data)

                                                        Three Months Ended
                                               March 31, 2000       March 31, 1999
                                               --------------       --------------
Revenues                                             $ 16,083             $  7,606

Cost of revenues                                        3,968                2,006
                                                     --------             --------
Gross profit                                           12,115                5,600

Operating expenses:
   Sales and marketing                                  6,240                4,031
   Research and development                             2,255                1,065
   General and administrative                           6,347                3,737
                                                     --------             --------
Total operating expenses                               14,842                8,833

Loss from operations                                   (2,727)              (3,233)

Other income (expense)
   Interest income                                        710                  299
   Interest expense                                       (13)                 (36)
                                                     --------             --------
Loss from continuing operations before
   income taxes                                        (2,030)              (2,970)
Income tax expense                                        (47)                (446)
                                                     --------             --------
Loss from continuing operations                        (2,077)              (3,416)

Discontinued operations:
   Gain from discontinued operations                     --                    331
                                                     --------             --------
Net loss                                               (2,077)              (3,085)

Redeemable preferred stock dividends                     --                 (1,188)
                                                     --------             --------
Net loss available to common stockholders            $ (2,077)            $ (4,273)
                                                     ========             ========

Basic and diluted earnings (loss) per share:
   Continuing operations, net of preferred
       stock dividends                               $  (0.07)            $  (0.45)
   Discontinued operations                               --                   0.03
                                                     --------             --------
   Loss per share available to common stockholders   $  (0.07)            $  (0.42)
                                                     ========             ========

Number of shares used in computed basic and
   diluted loss per share                              28,297               10,227
                                                     ========             ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        MULTEX.COM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (unaudited; in thousands)

                                                                         Three Months Ended
                                                                  March 31, 2000     March 31, 1999
                                                                  --------------     --------------
Operating activities
Net loss from continuing operations                                    $ (2,077)           $ (3,416)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
      Amortization of equity consideration                                  520                 120
      Depreciation and amortization                                       1,218                 855
      Amortization of goodwill                                               34                --
      Amortization of issuance costs                                       --                    13
      Bad debt expense                                                      193                 123
      Accumulated deficit adjustment                                       --                  (364)
      Changes in operating assets and liabilities:
          Accounts receivable                                            (1,489)             (2,335)
          Other current assets                                            1,187                (905)
          Other assets                                                     (423)                769
          Accounts payable                                               (2,752)                815
          Accrued expenses                                                 (235)              1,006
          Deferred revenue                                                  646               1,604
          Deferred rent                                                     231                 419
          Other liabilities                                                  (7)                 (7)
                                                                       --------            --------
Net cash used in operating activities from continuing operations         (2,954)             (1,303)

Investing activities
Purchase of marketable securities                                       (23,385)            (41,026)
Proceeds from sale of marketable securities                              13,528                --
Acquisition of Sage Online                                               (6,000)               --
Purchase of property and equipment                                       (5,131)               (747)
                                                                       --------            --------
Net cash used in investing activities                                   (20,988)            (41,773)

Financing activities
Proceeds from issuances of stock                                         22,218              42,829
Proceeds from equipment line of credit                                     --                   393
Repayment of long-term debt and capital leases                              (60)               (760)
                                                                       --------            --------
Net cash provided by financing activities                                22,158              42,462

Discontinued activities
Income from discontinued operations including gain on sale,
  net of taxes                                                             --                   106
Adjustments to reconcile income from discontinued operations to net cash provided by discontinued operations:
     Gain on sale of discontinued operations, net of taxes                 --                   225
                                                                       --------            --------
Net cash provided by discontinued operations                               --                   331

Effect of exchange rate changes on cash                                       5                   6
                                                                       --------            --------
Increase in cash and cash equivalents                                    (1,779)               (277)
Cash and cash equivalents, beginning of year                              6,089               3,219
                                                                       --------            --------
Cash and cash equivalents, end of year                                 $  4,310            $  2,942
                                                                       ========            ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        MULTEX.COM, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                            (unaudited; in thousands)


                                                                                 Three Months Ended
                                                                           March 31, 2000   March 31, 1999
                                                                           --------------   --------------
Supplemental disclosures of cash flow information
Noncash investing and financing activity:
   Acquisition of fixed assets through capital leases                         $      --             $ 280
                                                                              ===========           =====
   Accrued purchases of fixed assets                                          $       463           $ 190
                                                                              ===========           =====
   Unrealized gain on marketable securities                                   $        15           $--
                                                                              ===========           =====
   Stock issued for acquisition of Sage Online                                $    11,021           $--
                                                                              ===========           =====
   Stock issued for acquisition of software                                   $     5,400           $--
                                                                              ===========           =====
   Stock issued for exercise of warrants                                      $         3           $--
                                                                              ===========           =====
   Fair market value of warrants issued                                       $     9,809           $--
                                                                              ===========           =====
   Taxes paid                                                                 $         2           $--
                                                                              ===========           =====
   Interest paid                                                              $        10           $  24
                                                                              ===========           =====

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        MULTEX.COM, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2000

NOTE 1 -- BASIS OF PRESENTATION

         Multex.com, Inc. ("Multex.com"), including its wholly owned subsidiaries (collectively referred to as the "Company"), is a leading financial e-marketplace connecting buyers and sellers of financial services. The Company provides information and commerce-enabling technology and infrastructure, application services, Web hosting and online community services to brokerage firms, investment banks, corporations and institutional and individual investors.

         The accompanying condensed consolidated statement of operations for the three-month period ended March 31, 1999 has been restated to reflect the September 23, 1999 acquisition of Market Guide Inc. ("Market Guide"), which was accounted for as a pooling of interests. The pooling of interests method of accounting requires the restatement of all periods as if the Company and Market Guide had always been combined. The condensed consolidated statement of operations for the three-month period ended March 31, 1999 combines the statement of operations of Multex.com for the three-month period ended March 31, 1999 and the estimated statement of operations of Market Guide for the three-month period ended March 31, 1999.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

         The balance sheet at December 31, 1999 has been derived from audited financial statements but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1999 included in the Company's annual report on Form 10-K.

NOTE 2 -- STOCKHOLDERS' EQUITY

         On January 31, 2000, pursuant to an agreement with Merrill Lynch & Co., Inc. ("Merrill Lynch") entered into on December 21, 1999, the Company issued 1,000,000 shares of its common stock at a purchase price of $21.60 per share, which approximated fair market value. In connection with the agreement, the Company also issued a warrant to purchase 750,000 shares of its common stock at $50 per share. The warrant is immediately exercisable. The Company valued the warrant, using the Black-Scholes valuation model, at $9,809,000. The fair value of the warrant is being amortized over the five-year life of the agreement.

         In connection with the above-referenced Merrill Lynch agreement, on February 1, 2000 the Company acquired certain software from Merrill Lynch in exchange for $500,000 and 200,000 shares of the Company's common stock based on the fair value at the date of issuance.

         On February 4, 2000, the Company issued 266,102 shares of its common stock in connection with the exercise of a warrant.

         During the three months ended March 31, 2000, the Company issued 151,776 shares of its common stock in connection with the exercise of stock options to employees.

                        MULTEX.COM, INC. AND SUBSIDIARIES

                                   (UNAUDITED)
                                 MARCH 31, 2000


NOTE 3 - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

                                                           Three Months Ended
                                                                 March 31,
                                                     -------------------------------
                                                            2000            1999
                                                     -------------    --------------
Numerator:
   Net loss from continuing operations                $    (2,077)    $    (3,416)
   Discontinued operations                                     --             331
   Redeemable preferred stock dividends                        --          (1,188)
                                                      -----------     -----------
   Numerator for basic and diluted net loss per
     share - net loss available for common
     stockholders                                     $    (2,077)    $    (4,273)
                                                      ===========     ===========
Denominator:

   Denominator for basic and dilutive net loss per
     share - weighted average shares                       28,297          10,227
                                                      -----------     -----------
   Basic and diluted net loss per share               $     (0.07)    $     (0.42)
                                                      ===========     ===========

NOTE 4 - COMPREHENSIVE LOSS

         Total comprehensive loss (in thousands) was $2,057 and $3,079 for the three months ended March 31, 2000 and March 31, 1999, respectively.

NOTE 5 - ACQUISITION

         On March 20, 2000 the Company entered into an agreement (the "Sage Agreement") to acquire all of the outstanding shares of Sage Online, Inc. In connection with the Sage Agreement, the Company issued 354,183 shares of common stock, with a fair market value of $31.16 per share, and paid $6 million in cash. The acquisition has been accounted for by the purchase method of accounting and accordingly, the excess of the purchase price over the fair market value of the net assets acquired has been allocated to goodwill in the amount of $17,021,595. Upon further analysis, the Company may allocate some portion of the goodwill to identifiable tangible assets if appropriate. Goodwill is being amortized over a life of 15 years.

NOTE 6 - SUBSEQUENT EVENT

         On May 10, 2000, the Company, through a newly-formed wholly-owned subsidiary, acquired BuzzCompany.com, Inc., an Internet software developer, in exchange for 1,058,000 shares of the Company's common stock, the assumption of certain stock options and approximately $500,000 in cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A "SAFE HARBOR" FOR CERTAIN FORWARD-LOOKING STATEMENTS. CERTAIN FACTORS, INCLUDING BUT NOT LIMITED TO THOSE SET FORTH UNDER "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" AND ELSEWHERE IN THIS QUARTERLY REPORT, COULD CAUSE THE COMPANY'S ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS MADE IN THIS REPORT AND IN ORAL STATEMENTS MADE BY AUTHORIZED OFFICERS OF THE COMPANY.


OVERVIEW

         Multex.com is a leading financial e-marketplace connecting buyers and sellers of financial services. The Company provides information and commerce-enabling technology and infrastructure, application services, Web hosting and online community services to brokerage firms, investment banks, corporations and institutional and individual investors. We offer five main services as follows:

o    MultexNET, which was launched in June 1996;

o    MultexEXPRESS, which was launched in January 1997;

o    Multex Research-On-Demand, which was launched in April 1997;

o    Multex Investor, which was launched in November 1998; and

o    Market Guide database, which was acquired in September 1999.

         MultexNET, typically offered as a one- to three-year subscription, allows entitled institutional investors to access full-text investment research reports on a real-time basis from investment banks, brokerage firms and other third-party research providers over the Internet or through other distribution channels. MultexEXPRESS, also provided pursuant to one- to three-year subscriptions, enables financial institutions to distribute their proprietary financial research, as well as other corporate documents, over the Internet, through intranets and other private networks. Multex Research-On-Demand gives corporations, financial institutions and advisors, and institutional investors the ability to access research reports on a pay-per-view basis from a majority of the contributors to MultexNET, over the Internet or through other distribution channels. Multex Investor, www.multexinvestor.com, gives individual investors who register as members access to a range of financial reports and services, including research reports on a pay-per-view basis, over the Internet from a majority of the contributors to MultexNET. Multex Investor also includes banner advertising and sponsorship advertising throughout the site. Sponsors to Multex Investor include full-service brokerage firms and other financial institutions interested in attracting individual investors to their products, services and brands. Market Guide information is licensed on over 140 web sites as well as its own web site, www.marketguide.com. Revenue from Market Guide information is primarily derived from license and redistribution agreements and advertising.

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

Recent Developments

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

Sage Transaction

         On March 20, 2000, Multex.com acquired Sage Online, Inc. Sage Online is a leading provider of live events and interactive community for personal finance, including mutual fund and equity content, chat rooms, forums and message boards. Prior to its acquisition by Multex.com, Sage Online was a privately held company.

BuzzCompany.com Transaction

         On May 10, 2000, Multex.com acquired BuzzCompany.com, Inc. BuzzCompany.com is a leading provider of e-community Internet products and services, and performs web development services for a variety of financial services companies. Prior to its acquisition by Multex.com, BuzzCompany.com was a privately held company.


Results of Operations

Quarter Ended March 31, 2000 Compared to Quarter Ended March 31, 1999

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

         Revenues increased 111% to $16.1 million for the quarter ended March 31, 2000 from $7.6 million for the quarter ended March 31, 1999. The increase in revenues was attributable to a number of factors: a significant increase in the number of institutions and individuals using our pay-per-view service, greater acceptance of Multex Research-On-Demand, an increase in the number of installations utilizing MultexEXPRESS to distribute their proprietary research to their employees and customers, an increase in the number of vendors distributing the Market Guide database, and increased advertising and sponsorship revenues from the Multex Investor and Market Guide Web sites.

Cost of Revenues

         Cost of revenues consist primarily of fees payable to distributors of MultexNet and Multex Research-On-Demand, royalties payable to the authors of investment research and content offered through Multex Research-On-Demand, Multex Investor and marketguide.com, external development costs incurred for MultexEXPRESS customers, research department costs related to the collection and processing of financial data and earnings estimates, purchases of equipment for resale and data communications costs.

         Cost of revenues increased 97.8% to $4.0 million in the quarter ended March 31, 2000 from $2.0 million for the quarter ended March 31, 1999. As a percentage of revenues, cost of revenues decreased to 24.7% for the quarter ended March 31, 2000 from 26.4% for the quarter ended March 31, 1999. The increase in cost of revenues in dollar terms was primarily due to royalty and distribution fee payments as a result of increased sales of Multex Research-On-Demand, increased data collection costs related to the maintenance and expansion of the Market Guide database, increased royalty payments to content providers resulting from increased web site traffic, increased third-party Web site development costs reflecting an increased number of MultexEXPRESS installations, and additional data communications charges resulting from increased installations of MultexEXPRESS and sales of subscriptions for MultexNET.

Operating Expenses

         Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, advertising, public relations, tradeshow expenses and costs of marketing materials. Sales and marketing expenses increased 54.8% to $6.2 million for the quarter ended March 31, 2000 from $4.0 million for the quarter ended March 31, 1999. As a percentage of revenues, sales and marketing expenses decreased to 38.8% for the quarter ended March 31, 2000 from 53.0% for the quarter ended March 31, 1999. The increase in sales and marketing expenses was due to an expansion of our sales force both domestically and internationally and increased marketing activities.

         Research and Development. Research and development expenses consist primarily of salaries and benefits. Research and development expenses increased 112% to $2.3 million for the quarter ended March 31, 2000 from $1.1 million for the quarter ended March 31, 1999. As a percentage of revenues, research and development expenses remained flat at 14.0% for the quarters ended March 31, 1999 and 2000. The increase in research and development expenses in dollar terms was primarily due to an increase in the number of developers employed by us, salary increases and costs related to creating and developing new products and enhancements to the Market Guide database. We believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, we expect research and development expenses to increase in dollar terms in future periods.

         General and Administrative. General and administrative expenses consist primarily of salaries and benefits, fees for professional services and facility expenses, including depreciation of assets and amortization of deferred expenses and goodwill. General and administrative expenses increased 69.8% to $6.3 million for the quarter ended March 31, 2000 from $3.7 million for the quarter ended March 31, 1999. As a percentage of revenues, general and administrative expenses decreased to 39.5% for the quarter ended March 31, 2000 from 49.1% for the quarter ended March 31, 1999. The increase in general and administrative expenses in dollar terms in each period was primarily due to increased personnel, professional service fees and facility expenses necessary to support our domestic and international growth, including costs associated with our Lake Success, San Francisco and London offices, as well as the inclusion of $400,000 in expenses related to amortization of warrants and $34,000 in amortization of goodwill related to the acquisition of Sage. We expect that general and administrative expenses will increase in dollar terms in future periods as we hire additional personnel and incur additional costs related to the growth of our business and our operations as a public company.

Loss from Operations

         Loss from operations decreased 15.7% to $2.7 million for the quarter ended March 31, 2000 from $3.2 million for the quarter ended March 31, 1999. As a percentage of revenues, loss from operations decreased to 17.0% for the quarter ended March 31, 2000 compared to 42.5% for the quarter ended March 31, 1999.

Interest Income (Expense) and Other Income

         Net interest income increased 165% to $697,000 for the quarter ended March 31, 2000 from $263,000 for the quarter ended March 31, 1999. The increase in net interest income is primarily attributable to the increase in cash available for investing.

Income Taxes

         Income tax expense decreased 89.5% to $47,000 for the quarter ended March 31, 2000 from $446,000 for the quarter ended March 31, 1999. The majority of the tax expense in the quarter ended March 31, 1999 was attributable to Market Guide's operations prior to the September 1999 acquisition.

Loss from continuing operations

         The Company recorded a net loss from continuing operations (including redeemable preferred stock dividends) of $2.1 million and $4.6 million for the three months ended March 31, 2000 and March 31, 1999, respectively, or a net loss per share of $0.07 and $0.45, respectively. The decrease in the net loss was due to increased sales in all of the Company's businesses coupled with tighter cost control measures implemented in the current quarter, increased interest income, a reduction in income taxes and the elimination of the redeemable preferred stock dividends at the date of the initial public offering.

Discontinued operations

         Discontinued operations reflects the January 1999 sale of Market Guide's CreditRisk Monitor business. Gain from discontinued operations totaled $331,000 for the quarter ended March 31, 1999 compared to the absence of any discontinued operating activities for the quarter ended March 31, 2000.

Net loss available to common stockholders

         Net loss available to common stockholders totaled $2.1 million and $4.3 million for the three months ended March 31, 2000 and March 31, 1999, respectively or a loss per share of $0.07 and $0.42, respectively. The decrease in the net loss was due to increased sales in all of the Company's businesses coupled with tighter cost control measures implemented in the current quarter, increased interest income, a reduction in income taxes and the elimination of the redeemable preferred stock dividends at the date of the initial public offering.


Liquidity and Capital Resources

         We have financed our operations primarily through the sale of equity securities, as we have not generated cash flow from operations since our inception. Through March 31, 2000, we have received an aggregate of $115.9 million in net proceeds from the sale of common stock and convertible preferred stock. At March 31, 2000, we had $47.2 million of cash, cash equivalents and marketable securities. Our principal commitments consist of obligations under operating leases.

         Net cash used in operating activities from continuing operations was $3.0 million in the quarter ended March 31, 2000, and $1.3 million in the equivalent period in 1999. The principal use of cash for all periods was to fund our losses from operations.

         Net cash used in investing activities was $21.0 million in the quarter ended March 31, 2000, and $41.8 million in the equivalent period in 1999. Cash used in investing activities was primarily related to purchases of marketable securities, the acquisition of Sage Online and the acquisition of property and equipment.

         Net cash provided by financing activities was $22.2 million in the quarter ended March 31, 2000, and $42.5 million for the equivalent period in 1999. Net cash provided by financing activities primarily consisted of net proceeds from the sale of common stock to Merrill Lynch and proceeds from the exercise of employee stock options.

         Net cash provided by discontinued activities totaled $331,000 in the quarter ended March 31, 1999. There was no comparable transaction in the quarter ended March 31, 2000.

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

                   RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

We have limited operating history in certain of our lines of business and the markets for our products and services are rapidly changing

         Multex.com commenced operations in April 1993, but all of our current services were launched after May 1996. Accordingly, we have a limited operating history upon which you can evaluate our business. In order to be successful, we must increase our revenues from subscription fees for MultexNET, from development, hosting and subscription fees for MultexEXPRESS, generate additional sales of investment research on a pay-per-view basis through Multex Research-On-Demand, attract more users to Multex Investor and increase license fees from the Market Guide database. We must also integrate and increase revenues from our newly acquired subsidiaries, Sage Online and BuzzCompany.com. We face risks, among others, relating to our ability to:

o    anticipate and adapt to the changing Internet market;
o attract more subscribers, research and data contributors, and technology and business partners;
o implement our sales, marketing, and branding strategies, both domestically and internationally
o    attract, retain and motivate qualified personnel;
o    respond to actions taken by our competitors;
o continue to build an infrastructure to effectively manage our growth and handle any future increased usage; and
o    integrate acquired businesses, technologies, products, and services.

If we are unsuccessful in addressing these risks or in executing our business strategy, our business, results of operations, and financial condition would be materially and adversely affected.

Distribution and other fees to research providers and strategic partners increase Multex.com's costs

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

The inadvertent distribution of research reports could result in a claim for damages against Multex.com or harm our reputation

         Under certain of our contracts we are required to restrict distribution of financial information to those users who have been authorized or entitled to access the report by the information provider. We might inadvertently distribute a particular report to a user who is not so authorized or entitled, which could subject us to a claim for damages by the information provider or which could harm our reputation in the marketplace, either of which could have a material and adverse effect on our business, results of operations and financial condition.

Multex.com's business would be materially and adversely affected if the emerging market for online investment research does not continue to grow

         The market for the distribution of investment research and other information over the Internet has only recently begun to develop, is rapidly evolving, and is characterized by an increasing number of market entrants who have introduced or developed electronic investment research distribution services by facsimile and over public and private networks, online services and the Internet. As is typical of a rapidly evolving market, demand and market acceptance for new services are subject to a high level of uncertainty.

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

Multex.com's business could be materially and adversely affected by pressures of competition

         The market for the distribution of investment research and other information over the Internet is intensely competitive. We expect competition to continue to increase. Competition also may increase as a result of industry consolidation. Increased competition could result in price reductions, reduced gross margins and loss of market share, any of which would have a material and adverse effect on our business, results of operations and financial condition. We currently face direct and indirect competition for both providers of investment research and other reports, and for subscribers, including with large and well-established distributors of financial information, such as Thomson Financial Services (through its subsidiaries First Call and Investext) and I|B|E|S, a subsidiary of Primark Corp. Some of our competitors enjoy exclusive distribution arrangements with major financial institutions. We also compete with:

o companies that provide investment research, including investment banks and brokerage firms, many of whom have their own Web sites;
o other providers of either free or subscription research services on the Internet;
o services provided by some of our strategic distributors which are competitive in one or more respects with our service offerings;
o numerous prospective competitors, including Standard & Poor's, Moody's, and Zacks Investment Research, that offer investment research-based services;
o various written publications, including traditional media, investment newsletters, personal financial magazines and industry research appearing in financial periodicals;
o services provided by in-house management information services personnel and independent systems integrators;
o    annual reports and other filings with the Securities and Exchange
     Commission;
o    Standard & Poor's company-specific reports; and
o    Value Line investment research reports.

         If we fail to successfully compete with any of these entities or information sources, our business, results of operations, and financial condition may be materially adversely affected. It is also possible that new competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, which could materially and adversely affect our business, results of operations and financial condition.

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

Rapid growth in Multex.com's future operations could strain our managerial, operational and financial resources

         We have experienced rapid growth in our operations. At March 31, 2000, we had a total of approximately 400 employees, as compared to 336 employees at December 31, 1999 and 246 employees at December 31, 1998. This rapid growth has placed, and our anticipated future growth will continue to place, a significant strain on our managerial, operational and financial resources, that if not properly managed, could materially adversely affect our business, results of operations, and financial condition.

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

Multex.com's international operations are new and may not be successful. We have only limited business experience outside of the United States

         We have only recently commenced operations in a number of international markets and a key component of our strategy is to continue to expand our international operations. To date, we have only limited experience in developing and obtaining research and other financial information relating to companies whose securities are traded on foreign markets and in marketing, selling and distributing our services internationally. The failure to gain the necessary experience, hire appropriate personnel, and enter into key business relationships in these markets could have a material and adverse effect on our business, results of operations and financial condition.

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

Because Multex.com's business is dependent upon network and computer systems located in one area, we are susceptible to problems caused by natural disasters, power failures, system failures, security breaches or other damage to our system

         Our electronic distribution of investment research utilizes proprietary technology that resides principally in New York City. The continued and uninterrupted performance of our network and computer systems is critical to our success. Any disaster, power outage or system failure that causes interruptions in our ability to provide our services to our customers, including failures that affect our ability to collect research from our information providers or provide electronic investment research to our users, could reduce customer satisfaction and, if sustained or repeated, would reduce the attractiveness of our services. An increase in the volume of research reports handled by our systems, or in the rate of requests for this research, could strain the capacity of our software or hardware, which could lead to slower response times or system failures. Furthermore, we face the risk of a security breach of our systems that could disrupt the distribution of research and other reports and information. Our business, results of operations and financial condition could be materially and adversely affected if any of these problems occur.

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

Our executive officers, directors and 5% or greater stockholders significantly influence all matters requiring a stockholder vote

         Our executive officers, directors and existing stockholders who each own greater than 5% of the outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 25% of our outstanding common stock. As a result, our executive officers, directors and 5% or greater stockholders will be able to significantly influence the outcome of all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control.

A third party could be prevented from acquiring your shares of stock at a premium to the market price because of our anti-takeover provisions

         Various provisions of our certificate of incorporation, bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so might be beneficial to you and our other stockholders. See "Description of Capital Stock of Multex.com."

The future sale of shares of our common stock may negatively affect our stock price

         If our stockholders sell substantial amounts of our common stock, including shares issuable upon the exercise of outstanding options and warrants in the public market, the market price of our common stock could fall. These sales also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate.

                     Risks Related to the Internet Industry

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

We may become subject to burdensome government regulation and legal uncertainties

         The laws governing the Internet remain largely unsettled, even in areas where there has been some legislative action. Legislation could dampen the growth in the use of the Internet generally and decrease the acceptance of the Internet as a communications and commercial medium, which could have a material and adverse effect on our business, results of operations and financial condition. In addition, due to the global nature of the Internet, it is possible that, although transmissions relating to our services originate in the State of New York, governments of other states, the United States or foreign countries might attempt to regulate our services or levy sales or other taxes on our activities. We cannot assure you that violations of local or other laws will not be alleged or charged by local, state, federal or foreign governments, that we might not unintentionally violate these laws or that these laws will not be modified, or new laws enacted, in the future. Any of these developments could have a material and adverse effect on our business, results of operations and financial condition.

                           PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

              NONE

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

              NONE

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              NONE

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              NONE

ITEM 5.       OTHER INFORMATION

              NONE

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)     The following exhibits are filed as part of this report:

                      27.1 Financial Data Schedule

              (b)     Reports on Form 8-K

                      No reports on Form 8-K were filed by Multex.com during the three months ended March 31, 2000.

ITEM 7.       SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MULTEX.COM, INC.
                                      (Registrant)


Date: May 15, 2000                           /s/ Isaak Karaev
                                      --------------------------------------
                                      Name:  Isaak Karaev
                                      Title:  Chief Executive Officer


Date: May 15, 2000                         /s/ John J. McGovern
                                      --------------------------------------
                                      Name:  John J. McGovern
                                      Title:  Chief Financial Officer