Form 10-Q
period 2000-06-30
MULTEX COM INC
filed 2000-08-14
CIK 1061310

To be filed with the Securities and Exchange Commission on August 14, 2000

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934



                  For the quarterly period ended June 30, 2000



                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


   For the transition period from ____________________ to ____________________

                         Commission file number: 0-24559


                                MULTEX.COM, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           DELAWARE                                         22-3253344
-------------------------------                 --------------------------------
   (State of Incorporation)                               I.R.S. Employer
                                                       Identification Number)

                          100 WILLIAM STREET, 7th FLOOR
                            NEW YORK, NEW YORK 10038
                                 (212) 607-2400
     ----------------------------------------------------------------------
               (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)







Check  whether the  registrant:  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes /X/                                         No /_/


As of June 30, 2000 there were 30,388,828 shares of the registrant's common stock outstanding.

                               QUARTERLY REPORT ON
                        MULTEX.COM, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS


                                                                                                                            PAGE
                                                                                                                           NUMBER

PART I.  FINANCIAL INFORMATION...............................................................................................3

    ITEM 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited):........................................................3

             Condensed Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999.................................3

             Condensed Consolidated Statements of Operations for the three months and six months ended June 30,
             2000 and 1999...................................................................................................4

             Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and 1999.................5

             Notes to Condensed Consolidated Financial Statements June 30, 2000..............................................7

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........................10

PART II.     OTHER INFORMATION..............................................................................................21

    ITEM 1.  LEGAL PROCEEDINGS..............................................................................................21

    ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS......................................................................21

    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................................................................21

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................................21

    ITEM 5.  OTHER INFORMATION..............................................................................................22

    ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K................................................................................22

    ITEM 7.  SIGNATURES.....................................................................................................22


                          PART I. FINANCIAL INFORMATION

                        MULTEX.COM, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (in thousands)



ASSETS                                                           June 30,     December 31,
                                                                 --------     ------------
                                                                   2000            1999
                                                                   ----            ----
                                                                (unaudited)    (see Note 1)
Current assets
  Cash and cash equivalents                                        $ 10,683        $ 6,089
  Marketable securities                                              26,021         33,028
  Accounts receivable, net                                           18,113         10,954
  Other current assets                                                4,022          3,193
                                                                     ------         ------
Total current assets                                                 58,839         53,264

Property and equipment, net                                          26,107         10,862
Goodwill                                                             39,758            -
Other                                                                 2,098          1,474
                                                                     ------         ------
Total assets                                                      $ 126,802       $ 65,600
                                                                  =========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                  $ 2,503        $ 5,051
  Accrued expenses                                                    5,446          4,778
  Current portion of capital lease obligations                          173            225
  Deferred revenues                                                   7,957          5,691
                                                                     ------          -----
Total current liabilities                                            16,079         15,745

Long term liabilities:
  Capital lease obligations                                             127            192
  Deferred rent                                                       2,770          2,431
  Other                                                                  17             31
                                                                     ------         ------
Total long term liabilities                                           2,914          2,654

Stockholders' equity:
  Preferred stock- $.01 par value:
      Authorized- 5,000,000 shares; none issued and outstanding         -              -
  Common stock  $.01 par value
     Authorized - 200,000,000 shares:  issued and outstanding-
        30,388,828 shares at June 30, 2000 and 27,179,717 at
        December 31, 1999                                               304            272
  Additional paid-in-capital                                        181,948        109,564
  Accumulated deficit                                               (63,390)       (60,141)
  Deferred equity consideration                                     (11,038)        (2,431)
  Accumulated other comprehensive loss                                  (15)           (63)
                                                                   --------      ---------
Total stockholders' equity                                          107,809         47,201
                                                                   --------      ---------
Total liabilities and stockholders' equity                        $ 126,802       $ 65,600
                                                                  ==========      =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        MULTEX.COM, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited; in thousands, except per share data)


                                                                  Three Months Ended                 Six Months Ended
                                                              June 30, 2000   June 30, 1999     June 30, 2000   June 30, 1999
                                                              -------------   -------------     -------------   -------------

Revenues                                                    $   19,167       $   8,841          $   35,250      $  16,447

Cost of revenues                                                 3,936           2,293               7,904          4,299
                                                            ----------         -------          ----------       --------
Gross profit                                                    15,231           6,548              27,346         12,148

Operating expenses:
   Sales and marketing                                          5,917            4,912              12,157          8,943
   Research and development                                     2,767            1,122               5,022          2,187
   General and administrative                                   8,288            4,087              14,635          7,824
                                                            ---------          -------          ---------        --------
Total operating expenses                                       16,972           10,121              31,814         18,954

Loss from operations                                           (1,741)          (3,573)             (4,468)        (6,806)

Other income (expense)
   Interest income                                               626               738               1,336          1,037
   Interest expense                                              (10)              (27)                (23)           (63)
                                                            ---------          --------         ----------        --------
Loss from continuing operations before
   income taxes                                               (1,125)           (2,862)             (3,155)        (5,832)
Income tax expense                                               (48)             (226)                (95)          (672)
                                                            ---------           -------         ----------        --------
Loss from continuing operations                               (1,173)           (3,088)             (3,250)        (6,504)

Discontinued operations:
   Gain from discontinued operations                             -                 -                   -              331
                                                            ---------          -------          -----------       -------
Net loss                                                      (1,173)           (3,088)             (3,250)        (6,173)

Redeemable preferred stock dividends                             -                 -                   -           (1,188)
                                                            ---------          -------          ----------        --------

Net loss available to common stockholders                   $ (1,173)        $  (3,088)         $   (3,250)       $ (7,361)
                                                            ========         ==========         ==========        =========

Basic and diluted earnings (loss) per share:
   Continuing operations, net of preferred
       stock dividends                                       $ (0.04)        $   (0.12)         $ (0.11)         $  (0.42)
   Discontinued operations                                       -                 -                 -               0.02
                                                            ---------        ---------          -------          ---------
   Loss per share available to common stockholders           $ (0.04)        $   (0.12)         $ (0.11)         $  (0.40)
                                                            =========        =========          ========         =========

Number of shares used in computed basic and
   diluted loss per share                                     29,842            26,613              29,076         18,420
                                                            ========         =========          ==========       =========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        MULTEX.COM, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (unaudited; in thousands)

                                                                               Six Months Ended
                                                                      June 30, 2000   June 30, 1999
                                                                     --------------   -------------
Operating activities
Net loss from continuing operations                                $   (3,250)       $   (6,504)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
      Amortization of equity consideration                              1,203               240
      Depreciation and amortization                                     2,804             1,637
      Amortization of goodwill                                            805               -
      Amortization of issuance costs                                      -                  13
      Bad debt expense                                                    430               264
      Accumulated deficit adjustment                                      -                (364)
      Changes in operating assets and liabilities:
          Accounts receivable                                          (7,589)           (3,197)
          Other current assets                                           (829)           (1,908)
          Other assets                                                   (624)              328
          Accounts payable                                             (3,386)              706
          Accrued expenses                                                668             2,177
          Deferred revenue                                              2,266             2,387
          Deferred rent                                                   339               415
          Other liabilities                                               (14)              (14)
                                                                         ----           -------
Net cash used in operating activities from continuing operations       (7,177)           (3,820)

Investing activities
Purchase of marketable securities                                     (19,197)          (22,061)
Proceeds from sale of marketable securities                            26,262             5,550
Acquisition of Sage Online and BuzzCompany, net of cash acquired       (6,724)              -
Purchase of property and equipment                                    (11,811)           (2,219)
Net cash used in investing activities                                 (11,470)          (18,730)

Financing activities
Proceeds from issuances of stock                                       23,368            42,971
Repayment of long-term debt and capital leases                           (117)             (202)
                                                                     --------           -------
Net cash provided by financing activities                              23,251            42,769

Discontinued activities
Income from discontinued operations including gain on sale,
  net of taxes                                                            -                 106
Adjustments to reconcile income from discontinued operations to net cash provided by discontinued operations:
     Gain on sale of discontinued operations, net of taxes                -                 225
                                                                     --------           --------
Net cash provided by discontinued operations                              -                 331

Effect of exchange rate changes on cash                                  (10)                12
                                                                     --------           --------
Increase in cash and cash equivalents                                  4,594             20,562
Cash and cash equivalents, beginning of year                           6,089              3,219
                                                                     --------           -------
Cash and cash equivalents, end of period                           $  10,683          $  23,781
                                                                   =========          =========




  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        MULTEX.COM, INC. AND SUBSIDIARIES

                           (unaudited; in thousands)

                                                                    Six Months Ended
                                                            June 30, 2000    June 30, 1999
                                                            -------------    -------------
Supplemental disclosures of cash flow information

Noncash investing and financing activity:

   Acquisition of fixed assets through capital leases      $    -          $  280
                                                           ========        ======
   Accrued purchases of fixed assets                       $    838        $  329
                                                           ========        ======
   Unrealized gain on marketable securities                $     58        $  -
                                                           ========        ======
   Stock issued for acquisition of Sage Online             $ 11,037        $  -
                                                           =========       ======
   Stock issued for acquisition of BuzzCompany             $ 22,801        $  -
                                                           =========       ======
   Stock issued for acquisition of software                $  5,400        $  -
                                                           ========        ======
   Stock issued for exercise of warrants                   $      3        $  -
                                                           ========        ======
   Fair market value of warrants issued                    $  9,809        $  -
                                                           ========        ======
   Taxes paid                                              $      2        $  -
                                                           ========        ======
   Interest paid                                           $     20        $   46
                                                           ========        ======



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        MULTEX.COM, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  June 30, 2000

NOTE 1 -- BASIS OF PRESENTATION

           Multex.com, Inc. ("Multex.com") and its wholly owned subsidiaries (collectively referred to as the "Company") is the leading financial e-marketplace connecting buyers and sellers of financial services. The Company provides information and commerce enabling technology and infrastructure, application services, Web hosting and online community services to brokerage firms, investment banks, corporations and institutional and individual investors. The disclosure of segment information was not required as the Company operates in only one business segment.

           The accompanying condensed consolidated statement of operations for the three and six month periods ended June 30, 1999 have been restated to reflect the September 23, 1999 acquisition of Market Guide Inc. ("Market Guide") which was accounted for as a pooling of interests. The pooling of interests method of accounting requires the restatement of all periods as if the Company and Market Guide had always been combined. The condensed consolidated statement of operations for the three month period ended June 30, 1999 combines the statement of operations of Multex.com for the three month period ended June 30, 1999 and the statement of operations of Market Guide for the three month period ended May 31, 1999, respectively. The condensed consolidated statement of operations for the six month period ended June 30, 1999 combines the statement of operations of Multex.com for the six month period ended June 30, 1999 and the statement of operations of Market Guide for the six month period ended May 31, 1999, respectively.

           As a result of significantly improved subscriber retention rates, now over 95%, which establishes recoverability of commission expense, Multex.com changed its method of accounting for commission expense in the second quarter of 2000. The Company changed from immediately expensing, to deferring and amortizing over the life of the subscription or contract period. This change was adopted prospectively in the second quarter of 2000 and reduced the net loss by $865,000, or $0.03 per share, in the second quarter of 2000.

           In June 2000, the Financial Accounting Standards Board issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment to Statement No. 133." which is effective for fiscal years beginning after June 15, 2000. The Company does not believe that Statement 138 will have a material impact on its results of operations or financial position.

           The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

NOTE 2 -- STOCKHOLDERS' EQUITY

           During the three months ended March 31, 2000, the Company issued 151,776 shares of its common stock in connection with the exercise of stock options to employees. During the three months ended June 30, 2000, the Company issued 178,382 shares of its common stock in connection with the exercise of stock options to employees and the employee stock purchase plan.

NOTE 3 - EARNINGS PER SHARE

           The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

                                                                      Three Months Ended                 Six Months Ended
                                                                           June 30,                         June 30,
                                                                      ---------------------         ---------------------------
                                                                         2000           1999           2000          1999
                                                                         ----           ----           ----          ----
Numerator:

   Net loss from continuing operations                                $ (1,173)     $   (3,088)     $  (3,250)    $   (6,504)
   Discontinued operations                                                  --              --            --             331
   Redeemable preferred stock dividends                                     --              --            --          (1,188)
   Numerator for basic and diluted net loss per share                 ---------     ----------      ---------     ----------
    - net loss available for common stockholders                      $ (1,173)     $   (3,088)     $  (3,250)    $   (7,361)
                                                                      =========     ==========      =========     ==========

Denominator:

   Denominator for basic and dilutive net loss per share -
      weighted average shares                                           29,842          26,613         29,076         18,420
                                                                      ---------     ----------      ---------     ----------
   Basic and diluted net loss per share                               $  (0.04)     $    (0.12)     $   (0.11)     $   (0.40)
                                                                      =========     ==========      =========     ==========


NOTE 4 - COMPREHENSIVE LOSS

           Total comprehensive loss (in thousands) was $1,145 and $3,082 for the three months ended June 30, 2000 and June 30, 1999, respectively. Total comprehensive loss (in thousands) was $3,202 and $6,161 for the six months ended June 30, 2000 and June 30, 1999, respectively.

NOTE 5 - ACQUISITIONS

           On March 20, 2000 the Company entered into an agreement (the "Agreement") to acquire all of the outstanding shares of Sage Online, Inc. In connection with the agreement, the Company issued 354,183 shares of common stock, with a fair market value of $31.16, and paid $6 million in cash. The acquisition has been accounted for by the purchase method of accounting and accordingly, the excess of the purchase price over the fair market value of the net assets acquired has been allocated to goodwill in the amount of $17,021,595. The purchase price allocation is preliminary and subject to adjustment based upon further analysis of the fair value of the assets acquired. Goodwill is being amortized over a life of 10 years.

           On May 10, 2000 the Company entered into an agreement (the "Agreement") to acquire all of the outstanding shares of BuzzCompany, Inc. In connection with the agreement, the Company issued 1,058,043 shares of common stock, with a fair market value of $21.55 per share. The acquisition has been accounted for by the purchase method of accounting and accordingly, the excess of the purchase price over the fair market value of the net assets acquired has been allocated to goodwill in the amount of $23,352,820. The purchase price allocation is preliminary and subject to adjustment based upon further analysis of the fair value of the assets acquired. Goodwill is being amortized over a life of 10 years.

           The following unaudited pro forma summary presents information as if BuzzCompany had been acquired as of the beginning of the periods ended June 30, 1999 and 2000, respectively. The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies.

           The table sets forth the pro forma data (in thousands, except per share data):

                        Three Months Ended June 30, 2000                        Three Months Ended June 30, 1999
                                  (1)Pro forma                                                 (1)Pro forma
                  -------------------------------------------------          ---------------------------------------------
                    Multex         Buzz   Adjustment       Combined          Multex        Buzz   Adjustment      Combined
                    ------         ----   ----------       --------          ------        ----   ----------      --------
Revenue           $ 18,631        $ 792          $ -       $ 19,423         $ 8,841       $ 612          $ -       $ 9,453
Net income            (301)        (940)        (575)        (1,816)         (3,088)       (117)        (575)       (3,780)
  EPS              $ (0.01)           -            -        $ (0.06)        $ (0.12)          -            -       $ (0.14)

                       Six Months Ended June 30, 2000                          Six Months Ended June 30, 1999
                                 (1)Pro forma                                                  (1)Pro forma
                  -------------------------------------------------          ---------------------------------------------
                    Multex         Buzz   Adjustment       Combined          Multex        Buzz   Adjustment      Combined
                    ------         ----   ----------       --------          ------        ----   ----------      --------
Revenue           $ 34,714      $ 1,697          $ -       $ 36,411        $ 16,447     $ 1,194          $ -      $ 17,641
Net income          (2,953)      (1,750)      (1,150)        (5,853)         (7,361)         46       (1,150)       (8,465)
  EPS              $ (0.10)           -            -        $ (0.20)        $ (0.40)          -            -       $ (0.43)



           (1) Goodwill for Buzz will be amortized over a period of 10 years, the expected period of benefit. The pro forma adjustment reflects three and six months of amortization expense for the periods ended June 30, 2000 and June 30, 1999, respectively, assuming the transaction occurred as of the beginning of the periods presented.

NOTE 6 - SUBSEQUENT EVENT

On July 31, 2000, Munder NetNet Fund acquired $30 million of newly issued restricted Multex stock in a private placement.

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

OVERVIEW

           Multex.com is the leading financial e-marketplace connecting buyers and sellers of financial services. The Company provides information and commerce enabling technology and infrastructure, application services, Web hosting and online community services to brokerage firms, investment banks, corporations and institutional and individual investors. We offer five main services, as follows:


o  MultexNET, which was launched in June 1996;
o  MultexEXPRESS, which was launched in January 1997;
o  Multex Research-On-Demand, which was launched in April 1997;
o  Multex Investor, which was launched in November 1998; and
o  Market Guide database, which was acquired in September 1999.

      MultexNET, typically offered as a one- to three-year subscription, allows entitled institutional investors to access full-text investment research reports on a real-time basis from investment banks, brokerage firms and other third-party research providers over the Internet or through other distribution channels. MultexEXPRESS, also provided pursuant to one- to three-year subscriptions, enables financial institutions to distribute their proprietary financial research, as well as other corporate documents, over the Internet, through intranets and other private networks. Multex Research-On-Demand gives corporations, financial institutions and advisors, and institutional investors the ability to access research reports on a pay-per-view basis from a majority of the contributors to MultexNET, over the Internet or through other distribution channels. Multex Investor, www.multexinvestor.com, gives individual investors who register as members access to a range of financial reports and services, including research reports on a pay-per-view basis, over the Internet from a majority of the contributors to MultexNET. Multex Investor also includes banner advertising and sponsorship advertising throughout the site. Sponsors to Multex Investor include full-service brokerage firms and other financial institutions interested in attracting individual investors to their products, services and brands. Market Guide's financial and descriptive information on over 12,000 publicly traded companies is licensed on over 140 web sites as well as its own web site, www.marketguide.com. Revenue from Market Guide information is primarily derived from license and redistribution agreements and advertising.

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

Recent Developments

On  May  10,  2000,   Multex   acquired   BuzzCompany,   Inc.,  a  developer  of
next-generation e-community software and a provider of web application development services. Multex is currently integrating the Buzz suite of products into Multex's three business groups: ASP, B2B and B2C.


Results of Operations

Quarter Ended June 30, 2000 Compared to Quarter Ended June 30, 1999

Revenues

Multex.com's revenues consist of subscription fees for MultexNET; subscription, development and hosting fees for MultexEXPRESS; sales of investment research on a pay-per-view basis through Multex Research-On-Demand; license and redistribution fees for the Market Guide database; and sales of sponsorships, advertising and investment research through the Multex Investor and Market Guide Web sites. We also provide professional services to select MultexEXPRESS clients, including software development, customization and integration services.

Revenues increased 117% to $19.2 million for the quarter ended June 30, 2000 from $8.8 million for the quarter ended June 30, 1999. The increase in revenues was attributable to a number of factors: a significant increase in the number of institutions and individuals using our pay-per-view service, greater acceptance of Multex Research-On-Demand, an increase in the number of installations utilizing MultexEXPRESS to distribute their proprietary research to their employees and customers, an increase in the number of vendors distributing the Market Guide database, and increased advertising and sponsorship revenues from the Multex Investor and Market Guide Web sites.

Cost of Revenues

Cost of revenues consist primarily of fees payable to distributors of MultexNet and Multex Research-On-Demand, royalties payable to the authors of investment research and content offered through Multex Research-On-Demand, Multex Investor and marketguide.com, external development costs incurred for MultexEXPRESS customers, research department costs related to the collection and processing of financial data and earnings estimates, and data communications costs.

Cost of revenues increased 71.7% to $3.9 million in the quarter ended June 30, 2000 from $2.3 million for the quarter ended June 30, 1999. As a percentage of revenues, cost of revenues decreased to 20.5% for the quarter ended June 30, 2000 from 25.9% for the quarter ended June 30, 1999. The increase in cost of revenues in dollar terms was primarily due to royalty and distribution fee payments as a result of increased sales of Multex Research-On- Demand, increased data collection costs related to the maintenance and expansion of the Market Guide database, increased royalty payments to content providers resulting from increased web site traffic, increased third-party Web site development costs reflecting an increased number of MultexEXPRESS installations, and additional data communications charges resulting from increased installations of MultexEXPRESS and sales of subscriptions for MultexNET.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, advertising, public relations, tradeshow expenses and costs of marketing materials. Sales and marketing expenses increased 20.5% to $5.9 million for the quarter ended June 30, 2000 from $4.9 million for the quarter ended June 30, 1999. As a percentage of revenues, sales and marketing expenses decreased to 30.9% for the quarter ended June 30, 2000 from 55.6% for the quarter ended June 30, 1999. The increase in sales and marketing expenses was due to an expansion of our sales force both domestically and internationally and increased marketing activities partially offset by an $865,000 benefit to income in the current quarter as a result of an adjustment to the accounting for sales commission expense due to a change in facts and circumstances.

Research and Development. Research and development expenses consist primarily of salaries and benefits. Research and development expenses increased 147% to $2.8 million for the quarter ended June 30, 2000 from $1.1 million for the quarter ended June 30, 1999. As a percentage of revenues, research and development expenses increased to 14.4% for the quarter ended June 30, 2000 from 12.7% for the quarter ended June 30, 1999. The increase in research and development expenses in dollar terms was primarily due to an increase in the number of developers employed by us, salary increases and costs related to creating and developing new products and enhancements to the Company's products and services. We believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, expect research and development expenses to increase in dollar terms in future periods.

General and Administrative. General and administrative expenses consist primarily of salaries and benefits, fees for professional services and facility expenses, including depreciation of assets and amortization of deferred expenses and goodwill. General and administrative expenses increased 103% to $8.3 million for the quarter ended June 30, 2000 from $4.1 million for the quarter ended June 30, 1999. As a percentage of revenues, general and administrative expenses decreased to 43.2% for the quarter ended June 30, 2000 from 46.2% for the quarter ended June 30, 1999. The increase in general and administrative expenses in dollar terms in each period was primarily due to increased personnel, professional service fees and facility expenses necessary to support our domestic and international growth, including costs associated with our Lake Success, San Francisco and London offices and the build out of our new data center in New York, as well as the inclusion of $560,000 in expenses related to amortization of warrants and $770,000 in amortization of goodwill related to the acquisitions of Sage and BuzzCompany. We expect that general and administrative expenses will increase in dollar terms in future periods as we hire additional personnel and incur additional costs related to the growth of our business and our operations as a public company.

Loss from Operations

Loss from operations decreased 51.3% to $1.7 million for the quarter ended June 30, 2000 from $3.6 million for the quarter ended June 30, 1999. As a percentage of revenues, loss from operations decreased to 9.1% for the quarter ended June 30, 2000 compared to 40.4% for the quarter ended June 30, 1999.

Interest Income (Expense) and Other Income

Net interest income decreased 13.4% to $616,000 for the quarter ended June 30, 2000 from $711,000 for the quarter ended June 30, 1999. The decrease in net interest income is primarily attributable to a decrease in cash available for investing.

Income Taxes

Income tax expense decreased 78.8% to $48,000 for the quarter ended June 30, 2000 from $226,000 for the quarter ended June 30, 1999. The majority of the tax expense in the quarter ended June 30, 1999 was attributable to Market Guide's operations prior to the September 1999 acquisition.

Net loss available to common stockholders

The Company recorded a net loss from continuing operations of $1.2 million and $3.1 million for the three months ended June 30, 2000 and June 30, 1999, respectively, or a net loss per share of $0.04 and $0.12, respectively. The decrease in the net loss was due to increased sales in all of the Company's businesses coupled with tighter cost control measures implemented in the first quarter, an adjustment to the accounting for sales commission expense due to a change in facts and circumstances and a reduction in income taxes.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

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

Revenues increased 114% to $35.3 million for the six months ended June 30, 2000 from $16.4 million for the six months ended June 30, 1999. The increase in revenues was attributable to a number of factors: a significant increase in the number of institutions and individuals using our pay-per-view service, greater acceptance of Multex Research-On-Demand, an increase in the number of installations utilizing MultexEXPRESS to distribute their proprietary research to their employees and customers, an increase in the number of vendors distributing the Market Guide database, and increased advertising and sponsorship revenues from the Multex Investor and Market Guide Web sites.

Cost of Revenues

Cost of revenues consist primarily of fees payable to distributors of MultexNet and Multex Research-On-Demand, royalties payable to the authors of investment research and content offered through Multex Research-On-Demand, Multex Investor and marketguide.com, external development costs incurred for MultexEXPRESS customers, research department costs related to the collection and processing of financial data and earnings estimates, and data communications costs.

Cost of revenues increased 83.9% to $7.9 million for the six months ended June 30, 2000 from $4.3 million for the six months ended June 30, 1999. As a percentage of revenues, cost of revenues decreased to 22.4% for the six months ended June 30, 2000 from 26.1% for the six months ended June 30, 1999. The increase in cost of revenues in dollar terms was primarily due to royalty and distribution fee payments as a result of increased sales of Multex Research-On-Demand, increased data collection costs related to the maintenance and expansion of the Market Guide database, increased royalty payments to content providers resulting from increased web site traffic, increased third-party Web site development costs reflecting an increased number of MultexEXPRESS installations, and additional data communications charges resulting from increased installations of MultexEXPRESS and sales of subscriptions for MultexNET.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, advertising, public relations, tradeshow expenses and costs of marketing materials. Sales and marketing expenses increased 35.9% to $12.2 million for the six months ended June 30, 2000 from $8.9 million for the six months ended June 30, 1999. As a percentage of revenues, sales and marketing expenses decreased to 34.5% for the six months ended June 30, 2000 from 54.4% for the six months ended June 30, 1999. The increase in sales and marketing expenses was due to an expansion of our sales force both domestically and internationally and increased marketing activities partially offset by an $865,000 benefit to income in the second quarter as a result of an adjustment to the accounting for sales commission expense due to a change in facts and circumstances.

Research and Development. Research and development expenses consist primarily of salaries and benefits. Research and development expenses increased 130% to $5.0 million for the six months ended June 30, 2000 from $2.2 million for the six months ended June 30, 1999. As a percentage of revenues, research and development expenses increased to 14.2% for the six months ended June 30, 2000 from 13.3% for the six months ended June 30, 1999. The increase in research and development expenses in dollar terms was primarily due to an increase in the number of developers employed by us, salary increases and costs related to creating and developing new products and enhancements to the Market Guide database. We believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, expect research and development expenses to increase in dollar terms in future periods.

General and Administrative. General and administrative expenses consist primarily of salaries and benefits, fees for professional services and facility expenses, including depreciation of assets and amortization of deferred expenses and goodwill. General and administrative expenses increased 87.1% to $14.6 million for the six months ended June 30, 2000 from $7.8 million for the six months ended June 30, 1999. As a percentage of revenues, general and administrative expenses decreased to 41.5% for the six months ended June 30, 2000 from 47.6% for the six months ended June 30, 1999. The increase in general and administrative expenses in dollar terms in each period was primarily due to increased personnel, professional service fees and facility expenses necessary to support our domestic and international growth, including costs associated with our Lake Success, San Francisco and London offices and the build out of our new data center in New York, as well as the inclusion of $960,000 in expenses related to amortization of warrants and $800,000 in amortization of goodwill related to the acquisitions of Sage and BuzzCompany. We expect that general and administrative expenses will increase in dollar terms in future periods as we hire additional personnel and incur additional costs related to the growth of our business and our operations as a public company.

Loss from Operations

Loss from operations decreased 34.4% to $4.5 million for the six months ended June 30, 2000 from $6.8 million for the six months ended June 30, 1999. As a percentage of revenues, loss from operations decreased to 12.7% for the six months ended June 30, 2000 compared to 41.4% for the six months ended June 30, 1999.

Interest Income (Expense) and Other Income

Net interest income increased 34.8% to $1.3 million for the six months ended June 30, 2000 from $974,000 for the six months ended June 30, 1999. The increase in net interest income is primarily attributable to an increase in cash available for investing.

Income Taxes

Income tax expense decreased 85.9% to $95,000 for the six months ended June 30, 2000 from $672,000 for the six months ended June 30, 1999. The majority of the tax expense in the six months ended June 30, 1999 was attributable to Market Guide's operations prior to the September 1999 acquisition.

Loss from continuing operations

The Company recorded a net loss from continuing operations of $3.3 million and $6.5 million for the six months ended June 30, 2000 and June 30, 1999, respectively, or a net loss per share of $0.11 and $0.42, respectively. The decrease in the net loss was due to increased sales in all of the Company's businesses coupled with tighter cost control measures implemented in the first quarter, an adjustment to the accounting for sales commission expense due to a change in facts and circumstances, increased interest income, a reduction in income taxes and the elimination of the redeemable preferred stock dividends at the date of the initial public offering.


Discontinued operations

Discontinued operations reflects the January 1999 sale of Market Guide's CreditRisk Monitor business. Gain from discontinued operations totaled $331,000 for the six months ended June 30, 1999 compared to the absence of any discontinued operating activities for the six months ended June 30, 2000.

Net loss available to common stockholders

Net loss available to common stockholders totaled $3.3 million and $7.4 million for the six months ended June 30, 2000 and June 30, 1999, respectively or a loss per share of $0.11 and $0.40, respectively. The decrease in the net loss was due to increased sales in all of the Company's businesses coupled with tighter cost control measures implemented in the first quarter, an adjustment to the
accounting  for  sales  commission   expense  due  to  a  change  in
facts and circumstances, increased interest income, a reduction in income taxes and the elimination of the redeemable preferred stock dividends at the date of the initial public offering.

Liquidity and Capital Resources

We have financed our operations primarily through the sale of equity securities as we have not generated cash flow from operations since our inception. Through June 30, 2000, we have received an aggregate of $115.9 million in net proceeds from the sale of common stock and convertible preferred stock. At June 30, 2000, we had $36.7 million of cash, cash equivalents and marketable securities. Our principal commitments consist of obligations under operating leases.

Net cash used in operating activities from continuing operations was $7.2 million in the six months ended June 30, 2000, and $3.8 million in the equivalent period in 1999. The principal use of cash for all periods was to fund our losses from operations and the increase in accounts receivable as a result of the 114% increase in sales.

Net cash used in investing activities was $11.5 million in the six months ended June 30, 2000, and $18.7 million in the equivalent period in 1999. Cash used in investing activities was primarily related to purchases of marketable securities, the acquisition of Sage Online and the acquisition of property and equipment.

Net cash provided by financing activities was $23.3 million in the six months ended June 30, 2000, and $42.8 million for the equivalent period in 1999. Net cash provided by financing activities primarily consisted of net proceeds from the sale of common stock to Merrill Lynch and proceeds from the exercise of employee stock options.

Net cash provided by discontinued activities totalled $331,000 in the six months ended June 30, 1999. There was no comparable transaction in the six months ended June 30, 2000.

Although we have no material commitments for capital expenditures, we anticipate that we will experience a substantial increase in our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel, including the implementation of our new data center and various capital expenditures associated with expanding our facilities. We currently anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources. We believe that our existing cash, cash equivalents and marketable securities, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures at least for the next twelve months.


                   RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

We have limited operating history in certain of our lines of business and the markets for our products and services are rapidly changing

           Multex.com commenced operations in April 1993, but all of our current services were launched after May 1996. Accordingly, we have a limited operating history upon which you can evaluate our business. In order to be successful, we must increase our revenues from subscription fees for MultexNET, from development, hosting and subscription fees for MultexEXPRESS, generate additional sales of investment research on a pay-per-view basis through Multex Research-On-Demand, attract more users to Multex Investor and increase license fees from the Market Guide database. We must also integrate and increase revenues from our newly acquired subsidiaries, Sage Online and BuzzCompany.com. We face risks, among others, relating to our ability to:

   o    anticipate and adapt to the changing Internet market;
   o attract more subscribers, research and data contributors, and technology and business partners;
   o    implement  our  sales,   marketing,   and  branding   strategies,   both
        domestically and internationally;
   o    attract, retain and motivate qualified personnel;
   o    respond to actions taken by our competitors;
   o continue to build an infrastructure to effectively manage our growth and handle any future increased usage; and

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        NONE

ITEM 2. CHANGES IN SECURITIES

        At the Company's Annual Meeting of Stockholders, which was held on June 29, 2000, the Company's stockholders approved an amendment to the Company's Amended and Restated Certificate of Incorporation that increases the number of authorized shares of Common Stock from 50,000,000 to 200,000,000 shares. The amendment authorizes sufficient additional shares of Common Stock to provide the Company with the flexibility to make issuances for any proper purpose approved by the Board of Directors from time to time, including issuances to effect acquisitions or raise capital and issuances in connection with future stock splits or dividends, without the necessity of delaying such activities for further stockholder approval except as may be required in a particular case by the Company's charter documents, applicable law or the rules of any stock exchange or other system on which the Company's securities may then be listed. There are currently no arrangements, agreements or understandings for the issuance or use of additional shares of authorized Common Stock (other than issuances permitted or required under the Company's stock-based employee benefit plans or awards made pursuant to those plans). The additional shares of Common Stock authorized by adoption of the amendment have rights identical to the currently outstanding Common Stock of the Company. Issuance of the Common Stock would not affect the rights of the holders of currently outstanding Common Stock, except for effects incidental to increasing the number of shares of the Common Stock outstanding, such as dilution of earnings per share and voting rights of current holders of Common Stock.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company held its Annual Meeting of Stockholders on June 29, 2000. The stockholders elected George F. Adam, Jr., I. Robert Greene and James
        M. Tousignant, each for a three-year term expiring at the 2003 Annual Meeting of Stockholders. Directors continuing in office were Lennert J. Leader, Devin N. Wenig, Homi M. Byramji, Isaak Karaev and John Tugwell.

        The  stockholders  approved an  amendment to the  Company's  Amended and
        Restated   Certificate  of  Incorporation  to  increase  the  number  of authorized shares of Common Stock from 50,000,000 to 200,000,000.

        The stockholders approved amendments to the Company's 1999 Stock Option Plan to increase the number of shares of Common Stock available under such Plan by an additional 3,500,000 shares and to increase the number of shares by which the share reserve under the Plan will automatically increase on the first trading day in each calendar year from three percent (3%) of the shares of Common Stock outstanding on the last trading day of the immediately preceding calendar year to five percent (5%) of such outstanding shares, subject to a maximum annual increase of 900,000 shares.

        The stockholders ratified the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2000.

        The votes were cast as follows:

        Proposal             For           Against      Abstentions   Non-Votes
        -----------------------------------------------------------------------

        Charter Amendment    21,523,730    5,672,781    498,571

        Option Plan          14,369,989    8,875,568    503,879       3,945,646

        Auditors             27,654,511        7,542     33,029

ITEM 5. OTHER INFORMATION

        NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits:

     3.1 Amendment to the Amended and Restated Certificate of Incorporation of Multex.com, Inc.

     27.1  Financial Data Schedule

(b)        Reports on Form 8-K:

     1. April 5, 2000 - Form 8-K relating to the Company's acquisition of Sage Online, Inc.

     2. May 24, 2000 - Form 8-K relating to the Company's acquisition of BuzzCompany.com, Inc.

     3. June 2, 2000 - Form 8-K/A amending the Company's Form 8-K filed April 5, 2000 to incorporate certain financial statements and pro forma information.

     4. July 24, 2000 - Form 8-K/A amending the Company's Form 8-K filed May 24, 2000 to incorporate certain financial statements and pro forma information.

ITEM 7. SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MULTEX.COM, INC.
                                          (Registrant)


Date: August 11, 2000                              /s/ Isaak Karaev
                                           ------------------------
                                           Name:  Isaak Karaev
                                           Title:  Chief Executive Officer


Date: August 11, 2000                           /s/ John J. McGovern
                                           -------------------------
                                           Name:  John J. McGovern
                                           Title:  Chief Financial Officer