Form 10-Q
period 2000-09-30
MULTEX COM INC
filed 2000-11-14
CIK 1061310

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM ____________________ TO ____________________

                         COMMISSION FILE NUMBER: 0-24559

                                MULTEX.COM, INC.
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                        22-3253344
---------------------------------------           -------------------------------------
       (State of Incorporation)                              I.R.S. Employer
                                                         Identification Number)

                          100 WILLIAM STREET, 7th FLOOR
                            NEW YORK, NEW YORK 10038
                                 (212) 607-2400
              ----------------------------------------------------
               (Address, including zip code, and telephone number,
        including area code, of registrant's principal executive offices)

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [X]             No [ ]

As of September 30, 2000 there were 31,619,022 shares of the registrant's common stock outstanding.

================================================================================

                          QUARTERLY REPORT ON FORM 10-Q
                        MULTEX.COM, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                             NUMBER
                                                                                                             ------
PART I.  FINANCIAL INFORMATION....................................................................................3

     ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)..............................................3

             Condensed Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999.................3

             Condensed Consolidated Statements of Operations for the three months and nine months ended
             September 30, 2000 and 1999..........................................................................4

             Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 1999.............................................................................................5

             Notes to Condensed Consolidated Financial Statements September 30, 2000..............................7

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............10

PART II.  OTHER INFORMATION......................................................................................23

     ITEM 1. LEGAL PROCEEDINGS...................................................................................23

     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS...........................................................23

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES.....................................................................23

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................................23

     ITEM 5. OTHER INFORMATION...................................................................................23

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................................................................23

     ITEM 7. SIGNATURES..........................................................................................24

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        MULTEX.COM, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)


                                                                  SEPTEMBER 30,  DECEMBER 31,
                                                                      2000           1999
                                                                      ----           ----
                                                                   (UNAUDITED)   (SEE NOTE 1)
ASSETS
Current assets
  Cash and cash equivalents                                         $  41,901    $   6,089
  Marketable securities                                                24,390       33,028
  Accounts receivable, net                                             18,112       10,954
  Other current assets                                                  4,420        3,193
                                                                    ---------    ---------
Total current assets                                                   88,823       53,264

Property and equipment, net                                            31,506       10,862
Goodwill                                                               38,870         --
Other                                                                   2,087        1,474
                                                                    ---------    ---------
Total assets                                                        $ 161,286    $  65,600
                                                                    =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                  $   4,192    $   5,051
  Accrued expenses                                                      5,918        4,778
  Current portion of capital lease obligations                            143          225
  Deferred revenues                                                     7,283        5,691
                                                                    ---------    ---------
Total current liabilities                                              17,536       15,745

Long term liabilities:
  Capital lease obligations                                               102          192
  Deferred rent                                                         2,985        2,431
  Other                                                                    10           31
                                                                    ---------    ---------
Total long term liabilities                                             3,097        2,654

Stockholders' equity:
  Preferred stock - $.01 par value:
      Authorized - 5,000,000 shares; none issued and outstanding         --           --
  Common stock  $.01 par value:
     Authorized - 200,000,000 shares;  issued and outstanding-
        31,619,022 shares at September 30, 2000 and 27,179,717 at
        December 31, 1999                                                 316          272
  Additional paid-in-capital                                          213,846      109,564
  Accumulated deficit                                                 (63,180)     (60,141)
  Deferred equity consideration                                       (10,354)      (2,431)
  Accumulated other comprehensive income (loss)                            25          (63)
                                                                    ---------    ---------
Total stockholders' equity                                            140,653       47,201
                                                                    ---------    ---------
Total liabilities and stockholders' equity                          $ 161,286    $  65,600
                                                                    =========    =========





         The accompanying notes are an integral part of these condensed consolidated financial statements.

                        MULTEX.COM, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                                     SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                          2000            1999             2000            1999
                                                          ----            ----             ----            ----
Revenues                                                $ 22,823        $ 10,929        $ 58,073         $ 27,376
Cost of revenues                                           4,162           2,671          12,066            6,970
                                                        --------        --------        --------         --------
Gross profit                                              18,661           8,258          46,007           20,406

Operating expenses:
   Sales and marketing                                     6,568           6,619          18,725           15,562
   Research and development                                2,773           2,039           7,795            4,226
   General and administrative                             10,001           4,776          24,636           12,600
                                                        --------        --------        --------         --------
Total operating expenses                                  19,342          13,434          51,156           32,388

Loss from operations                                        (681)         (5,176)         (5,149)         (11,982)

Other income (expense)
   Interest income                                           916             716           2,252            1,753
   Interest expense                                          (33)            (31)            (56)             (94)
   Acquisition expenses                                     --            (5,606)           --             (5,606)
                                                        --------        --------        --------         --------
Income (loss) from continuing operations before
   income taxes                                              202         (10,097)         (2,953)         (15,929)
Income tax expense (benefit)                                  (8)            234              87              906
                                                        --------        --------        --------         --------
Income (loss) from continuing operations                     210         (10,331)         (3,040)         (16,835)

Discontinued operations:
   Gain from discontinued operations                        --              --              --                331
                                                        --------        --------        --------         --------
Net income (loss)                                            210         (10,331)         (3,040)         (16,504)

Redeemable preferred stock dividends                        --              --              --             (1,188)
                                                        --------        --------        --------         --------

Net income (loss) available to common stockholders      $    210        $(10,331)       $ (3,040)        $(17,692)
                                                        ========        ========        ========         ========
Basic and diluted earnings (loss) per share:
   Continuing operations, net of preferred
       stock dividends                                  $   0.01        $  (0.39)       $  (0.10)        $  (0.85)
   Discontinued operations                                  --              --              --               0.02
                                                        --------        --------        --------         --------
   Net income (loss) available to common stockholders   $   0.01        $  (0.39)       $  (0.10)        $  (0.83)
                                                        ========        ========        ========         ========

Number of shares used in:
   Basic income (loss) per share                          31,173          26,690          29,780           21,237
                                                        ========        ========        ========         ========
   Diluted income (loss) per share                        34,369            --            32,876             --
                                                        ========        ========        ========         ========



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                        MULTEX.COM, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (UNAUDITED; IN THOUSANDS)


                                                                      NINE MONTHS ENDED
                                                                 SEPTEMBER 30,  SEPTEMBER 30,
                                                                     2000           1999
                                                                     ----           ----
OPERATING ACTIVITIES
Net loss from continuing operations                                $ (3,040)      $(16,835)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
      Amortization of equity consideration                            1,886            360
      Depreciation and amortization                                   4,477          2,600
      Amortization of goodwill                                        1,819           --
      Amortization of issuance costs                                   --               13
      Bad debt expense                                                  709            564
      Accumulated deficit adjustment                                   --             (364)
      Changes in operating assets and liabilities:
          Accounts receivable                                        (7,866)        (4,020)
          Other current assets                                       (1,227)        (2,445)
          Other assets                                                 (613)          (619)
          Accounts payable                                           (3,114)         5,547
          Accrued expenses                                            1,140          2,296
          Deferred revenue                                            1,592          1,722
          Deferred rent                                                 554            409
          Other liabilities                                             (20)           (20)
                                                                   --------       --------
Net cash used in operating activities from continuing operations     (3,703)       (10,792)

Investing activities
Purchase of marketable securities                                   (17,565)       (42,267)
Proceeds from sale of marketable securities                          26,359         16,050
Acquisition of Sage Online and BuzzCompany, net of cash acquired     (6,851)          --
Purchase of property and equipment                                  (17,466)        (4,873)
                                                                   --------       --------
Net cash used in investing activities                               (15,523)       (31,090)

Financing activities
Proceeds from issuances of stock                                     55,278         43,460
Repayment of long-term debt and capital leases                         (172)          (324)
                                                                   --------       --------
Net cash provided by financing activities                            55,106         43,136

Discontinued activities
Income from discontinued operations including gain on sale,
  net of taxes                                                         --              106
Adjustments to reconcile income from discontinued operations to net cash provided by discontinued operations:
     Gain on sale of discontinued operations, net of taxes             --              225
                                                                   --------       --------
Net cash provided by discontinued operations                           --              331

Effect of exchange rate changes on cash                                 (68)            (2)
                                                                   --------       --------
Increase in cash and cash equivalents                                35,812          1,583
Cash and cash equivalents, beginning of year                          6,089          3,219
                                                                   --------       --------
Cash and cash equivalents, end of period                           $ 41,901       $  4,802
                                                                   ========       ========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                        MULTEX.COM, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                            (UNAUDITED; IN THOUSANDS)




                                                              NINE MONTHS ENDED
                                                        SEPTEMBER 30,   SEPTEMBER 30,
                                                             2000            1999
                                                             ----            ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Noncash investing and financing activity:
   Acquisition of fixed assets through capital leases      $  --             $280
                                                           =======           ====
   Accrued purchases of fixed assets                       $ 2,255           $329
                                                           =======           ====
   Unrealized gain on marketable securities                $   156           $ --
                                                           =======           ====
   Stock issued for acquisition of Sage Online             $11,037           $ --
                                                           =======           ====
   Stock issued for acquisition of BuzzCompany             $22,801           $ --
                                                           =======           ====
   Stock issued for acquisition of software                $ 5,400           $ --
                                                           =======           ====
   Stock issued for exercise of warrants                   $     3           $ --
                                                           =======           ====
   Fair market value of warrants issued                    $ 9,809           $ --
                                                           =======           ====
   Taxes paid                                              $     4           $ --
                                                           =======           ====
   Interest paid                                           $    56           $ 66
                                                           =======           ====




         The accompanying notes are an integral part of these condensed consolidated financial statements.

                        MULTEX.COM, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                              SEPTEMBER 30, 2000

NOTE 1 -- BASIS OF PRESENTATION

         Multex.com, Inc. ("Multex.com") and its wholly owned subsidiaries (collectively referred to as the "Company") provide information and commerce enabling technology and infrastructure, application services, Web hosting and online community services to brokerage firms, investment banks, corporations and institutional and individual investors.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The disclosure of segment information was not required as the Company operates in only one business segment.

         The balance sheet at December 31, 1999 has been derived from audited financial statements but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         The interim financial information contained herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999 included in the Company's annual report on Form 10-K.

         As a result of significantly improved subscriber retention rates, which establish the rates of recoverability of commission expense, Multex.com changed its method of accounting for commission expense in the second quarter of 2000. The Company previously accounted for commission expenses as they were paid. The Company now amortizes commission expenses over the life of the subscription or contract period. This change was adopted prospectively in the second quarter of 2000 and improved income by $818,000, or $0.02 per share, in the third quarter of 2000 and reduced the net loss by $1.7 million, or $0.06 per share in the nine-month period ended September 30, 2000.

NOTE 2 -- STOCKHOLDERS' EQUITY

         During the three months ended March 31, 2000, the Company issued 151,776 shares of its common stock in connection with the exercise of stock options to employees. During the three months ended June 30, 2000, the Company issued 178,382 shares of its common stock in connection with the exercise of stock options to employees and the employee stock purchase plan. During the three months ended September 30, 2000, the Company issued 230,819 shares of its common stock in connection with the exercise of stock options to employees.

NOTE 3 - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):


                                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                                           SEPTEMBER 30,                    SEPTEMBER 30,
                                                     ----------------------------  -------------------------------

                                                       2000         1999             2000             1999
                                                       ----         ----             ----             ----
Numerator:

   Net income (loss) from continuing operations       $    210    $(10,331)        $ (3,040)       $(16,835)
   Discontinued operations                                --          --                 --             331
   Redeemable preferred stock dividends                   --          --                 --          (1,188)
                                                      --------    --------         --------        --------
   Numerator for basic and diluted net income
     (loss) per share -- net income (loss)
     available for common stockholders                $    210    $(10,331)        $ (3,040)       $(17,692)
                                                      ========    ========         ========        ========
Denominator:

   Denominator for basic net income (loss)
     per share -- weighted average shares               31,173      26,690           29,780          21,237
   Assumed conversion of outstanding stock
     options                                             3,196        --              3,096            --
                                                      --------    --------         --------        --------
   Denominator for diluted net income (loss)
     per share -- weighted average shares               34,369      26,690           32,876          21,237
                                                      --------    --------         --------        --------
   Basic and diluted net income (loss) per share      $   0.01    $  (0.39)        $  (0.10)       $  (0.83)
                                                      ========    ========         ========        ========



NOTE 4 - COMPREHENSIVE LOSS

         Total comprehensive income (loss) (in thousands) was $250 and ($10,345) for the three months ended September 30, 2000 and September 30, 1999, respectively. Total comprehensive (loss) (in thousands) was ($2,952) and ($16,506) for the nine months ended September 30, 2000 and September 30, 1999, respectively.

NOTE 5 - ACQUISITIONS

         On March 20, 2000 the Company entered into an agreement to acquire all of the outstanding shares of Sage Online, Inc. In connection with the Sage agreement, the Company issued 354,183 shares of common stock, with a fair market value of $31.16, and paid $6 million in cash. The acquisition has been accounted for by the purchase method of accounting and accordingly, the excess of the purchase price over the fair market value of the net assets acquired has been allocated to goodwill in the amount of $17,021,595. The purchase price allocation is preliminary and subject to adjustment based upon further analysis of the fair value of the assets acquired. Goodwill is being amortized over a life of 10 years

         On May 10, 2000 the Company entered into an agreement to acquire all of the outstanding shares of BuzzCompany, Inc. In connection with the BuzzCompany agreement, the Company issued 1,058,043 shares of common stock, with a fair market value of $21.55 per share. The acquisition has been accounted for by the purchase method of accounting and accordingly, the excess of the purchase price over the fair market value of the net assets acquired has been allocated to goodwill in the amount of $23,352,820. The purchase price allocation is preliminary and subject to adjustment based upon further analysis of the fair value of the assets acquired. Goodwill is being amortized over a life of 10 years

         The following unaudited pro forma summary presents information as if BuzzCompany had been acquired as of the beginning of the periods ended September 30, 1999 and 2000, respectively. The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies.

         The table sets forth the pro forma data (in thousands, except per share data):

                  THREE MONTHS ENDED SEPTEMBER 30, 2000             THREE MONTHS ENDED SEPTEMBER 30, 1999
              ---------------------------------------------    ------------------------------------------------
                                 (1)PRO FORMA                                       (1)PRO FORMA
                 MULTEX   BUZZ    ADJUSTMENT     COMBINED      MULTEX      BUZZ       ADJUSTMENT      COMBINED
                 ------   ----    ----------     --------      ------      ----       ----------      --------
Revenue        $ 22,823    $ -       $ -         $ 22,823     $ 10,929    $ 735       $   -           $ 11,664
Net income          210      -         -              210      (10,331)     (36)        (575)          (10,942)
  EPS          $   0.01      -         -         $   0.01     $  (0.39)     -             -           $  (0.39)





                    NINE MONTHS ENDED SEPTEMBER 30, 2000               NINE MONTHS ENDED SEPTEMBER 30, 1999
               -----------------------------------------------   -----------------------------------------------
                                      (1)PRO FORMA                                     (1)PRO FORMA
                 MULTEX    BUZZ        ADJUSTMENT   COMBINED      MULTEX      BUZZ      ADJUSTMENT     COMBINED
                 ------    ----       ----------    --------      ------      ----      ----------     --------

Revenue        $ 57,537   $ 1,697     $   --       $ 59,234      $ 27,376   $ 1,929      $   --        $ 29,305
Net income       (2,743)   (1,750)      (1,150)      (5,643)      (17,692)       10       (1,725)       (19,407)
  EPS          $  (0.09)    --            --       $  (0.18)     $  (0.83)      --           --        $  (0.87)


         (1) Goodwill for BuzzCompany will be amortized over a period of 10 years, the expected period of benefit. The pro forma adjustment reflects three and nine months of amortization expense for the periods ended September 30, 2000 and September 30, 1999, respectively, assuming the transaction occurred as of the beginning of the periods presented.

NOTE 6 - PRIVATE PLACEMENT

         On July 31, 2000, Munder NetNet Fund invested $30 million in the Company in exchange for 1.0 million shares of unregistered common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES", "ANTICIPATES", "PLANS", "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH UNDER "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS".

Overview

         The Company provides information and commerce-enabling technology and infrastructure, application services, Web hosting and online community services to brokerage firms, investment banks, corporations and institutional and individual investors. We offer six main products and services, as follows:

o        MultexNET, which was launched in June 1996;
o        MultexEXPRESS, which was launched in January 1997;
o        Multex Research-On-Demand, which was launched in April 1997;
o        Multex Investor, which was launched in November 1998;
o        Market Guide database, which was acquired in September 1999; and
o        BuzzPower software, which was acquired in May 2000.

MultexNET, typically offered as a one- to three-year subscription, allows entitled institutional investors to access full-text investment research reports on a real-time basis from investment banks, brokerage firms and other third-party research providers over the Internet or through other distribution channels. MultexEXPRESS, also provided pursuant to one- to three-year subscriptions, enables financial institutions to distribute their proprietary financial research, as well as other corporate documents, over the Internet, through intranets and other private networks. Multex Research-On-Demand gives corporations, financial institutions and advisors, and institutional investors the ability to access research reports on a pay-per-view basis from a majority of the contributors to MultexNET, over the Internet or through other distribution channels. Multex Investor, www.multexinvestor.com, gives individual investors who register as members access to a range of financial reports and services, including research reports on a pay-per-view basis, over the Internet from a majority of the contributors to MultexNET. Multex Investor also includes banner advertising and sponsorship advertising throughout the site. Sponsors to Multex Investor include full-service brokerage firms and other financial institutions interested in attracting individual investors to their products, services and brands. Market Guide's financial and descriptive information on over 12,000 publicly traded companies is licensed on over 140 web sites as well as its own web site, www.marketguide.com. Revenue from Market Guide information is primarily derived from license and redistribution agreements and advertising. BuzzPower software is a software development platform that provides message-based forums, surveys and other collaborative tools designed to enhance member interaction and improve site stickiness.

         Revenues from subscriptions to MultexNET and MultexEXPRESS are recognized ratably in equal installments over the term of the subscription. Revenues from Multex Research-On-Demand and pay-per-view transactions on Multex Investor are recognized upon sale. Revenues from sponsorships to Multex Investor are recognized in equal installments over the term of the sponsorship. Some of the users of Multex Research-On-Demand pay a flat annual fee for the service, which entitles them to receive research and other reports at a discounted rate. Revenues from these users are recognized in equal installments over the term of the subscription. All costs associated with revenues from MultexNET, MultexEXPRESS, Multex Research-On-Demand and Multex Investor are expensed as and when incurred. We pay distribution fees to our distributors and, with respect to Multex Research-On-Demand and pay-per-view transactions on Multex Investor, royalties to the investment banks, brokerage firms or third-party research providers that authored the research.

Results of Operations

Quarter Ended September 30, 2000 Compared to Quarter Ended September 30, 1999

Revenues

Multex.com's revenues consist of subscription fees for MultexNET; subscription, development and hosting fees for MultexEXPRESS; sales of investment research on a pay-per-view basis through Multex Research-On-Demand; license and redistribution fees for the Market Guide database; and sales of sponsorships, advertising and investment research through the Multex Investor and Market Guide Web sites. We also license software and provide professional services to select clients, including software development, customization and integration services.

Revenues increased 109% to $22.8 million for the quarter ended September 30, 2000 from $10.9 million for the quarter ended September 30, 1999. The increase in revenues was attributable to a number of factors: a significant increase in the number of institutions and individuals using our pay-per-view service, greater acceptance of Multex Research-On-Demand, an increase in the number of institutions utilizing MultexEXPRESS to distribute their proprietary research to their employees and customers, an increase in the number of vendors distributing the Market Guide database, increased advertising and sponsorship revenues from the Multex Investor and Market Guide Web sites, and the inclusion of BuzzPower software sales, commencing in June 2000.

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

Cost of revenues increased 55.8% to $4.2 million in the quarter ended September 30, 2000 from $2.7 million for the quarter ended September 30, 1999. As a percentage of revenues, cost of revenues decreased to 18.2% for the quarter ended September 30, 2000 from 24.4% for the quarter ended September 30, 1999. The increase in cost of revenues in dollar terms was primarily due to royalty and distribution fee payments as a result of increased sales of Multex Research-On-Demand, increased data collection costs related to the maintenance and expansion of the Market Guide database, increased royalty payments to content providers resulting from increased web site traffic, increased third-party Web site development costs reflecting an increased number of MultexEXPRESS installations, and additional data communications charges resulting from increased installations of MultexEXPRESS and sales of subscriptions for MultexNET.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, advertising, public relations, tradeshow expenses and costs of marketing materials. Sales and marketing expenses remained virtually unchanged at $6.6 million for the quarters ended September 30, 2000 and September 30, 1999. As a percentage of revenues, sales and marketing expenses decreased to 28.8% for the quarter ended September 30, 2000 from 60.6% for the quarter ended September 30, 1999. The decrease in sales and marketing expenses was due to a reduction in advertising and marketing expenses in the quarter and an $818,000 benefit to income in the current quarter as a result of an adjustment to the accounting for sales commission expense due to a change in facts and circumstances, partially offset by an increase in the number of sales professionals.

Research and Development. Research and development expenses consist primarily of salaries and benefits. Research and development expenses increased 36.0% to $2.8 million for the quarter ended September 30, 2000 from $2.0 million for the quarter ended September 30, 1999. As a percentage of revenues, research and development expenses decreased to 12.2% for the quarter ended September 30, 2000 from 18.7% for the quarter ended September 30, 1999. The increase in research and development expenses in dollar terms was primarily due to an increase in the number of developers employed by us, salary increases and costs related to creating and developing new products and enhancements to the Company's products and services. We believe that continued investment in product development is critical to attaining our strategic objectives.

General and Administrative. General and administrative expenses consist primarily of salaries and benefits, fees for professional services and facility expenses, including depreciation of assets and amortization of deferred expenses and goodwill. General and administrative expenses increased 109% to $10.0 million for the quarter ended September 30, 2000 from $4.8 million for the quarter ended September 30, 1999. As a percentage of revenues, general and administrative expenses increased to 43.8% for the quarter ended September 30, 2000 from 43.7% for the quarter ended September 30, 1999. The increase in general and administrative expenses in dollar terms in each period was primarily due to increased personnel, professional service fees and facility expenses necessary to support our domestic and international growth, including costs associated with our Lake Success, San Francisco and London offices, additional overhead associated with the Sage and Buzz acquisitions, the creation of our new data center in New York, as well as the inclusion of $560,000 in expenses related to amortization of warrants and $1.0 million in amortization of goodwill related to the acquisitions of Sage and BuzzCompany. We expect that general and administrative expenses will increase in dollar terms in future periods as we hire additional personnel and incur additional costs related to the growth of our business and our operations as a public company.

Loss from Operations

Loss from operations decreased 86.8% to $681,000 for the quarter ended September 30, 2000 from $5.2 million for the quarter ended September 30, 1999. As a percentage of revenues, loss from operations decreased to 3.0% for the quarter ended September 30, 2000 compared to 47.4% for the quarter ended September 30, 1999. The reduction in loss was attributable to increased revenues and tighter expense control measures.

Interest Income (Expense)

Net interest income increased 28.9% to $883,000 for the quarter ended September 30, 2000 from $685,000 for the quarter ended September 30, 1999. The increase in net interest income is primarily attributable to an increase in cash available for investing.

Acquisition Expenses

The Company did not incur any acquisition expenses for the quarter ended September 30, 2000 compared to $5.6 million for the quarter ended September 30, 1999. The acquisition expenses were attributable to the September 1999 acquisition of Market Guide Inc.

Income Taxes

Income tax benefit totalled $8,000 for the quarter ended September 30, 2000 compared to income tax expenses of $234,000 for the quarter ended September 30, 1999. The majority of the tax expense in the quarter ended September 30, 1999 was attributable to Market Guide's operations prior to the September 1999 acquisition.

Net income (loss) available to common stockholders

The Company recorded net income available to common stockholders of $210,000, or net income per share of $0.01, for the quarter ended September 30, 2000 compared to a net loss available to common stockholders of $10.3 million, or a loss per share of $0.39, for the three months ended September 30, 1999. The improvement in net income was due to increased sales in all of the Company's businesses coupled with tighter cost control measures implemented in the first quarter.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

Revenues

Multex.com's revenues consist of subscription fees for MultexNET, subscription, development and hosting fees for MultexEXPRESS, sales of investment research on a pay-per-view basis through Multex Research-On-Demand, license and redistribution fees for the Market Guide database, and sales of sponsorships, advertising and investment research through the Multex Investor and Market Guide Web sites. We also license software and provide professional services to select clients, including software development, customization and integration services.

Revenues increased 112% to $58.1 million for the nine months ended September 30, 2000 from $27.4 million for the nine months ended September 30, 1999. The increase in revenues was attributable to a number of factors: a significant increase in the number of institutions and individuals using our pay-per-view service, greater acceptance of Multex Research-On-Demand, an increase in the number of institutions utilizing MultexEXPRESS to distribute their proprietary research to their employees and customers, an increase in the number of vendors distributing the Market Guide database, increased advertising and sponsorship revenues from the Multex Investor and Market Guide Web sites, and the inclusion of BuzzPower software sales.

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

Cost of revenues increased 73.1% to $12.1 million for the nine months ended September 30, 2000 from $7.0 million for the nine months ended September 30, 1999. As a percentage of revenues, cost of revenues decreased to 20.8% for the nine months ended September 30, 2000 from 25.5% for the nine months ended September 30, 1999. The increase in cost of revenues in dollar terms was primarily due to royalty and distribution fee payments as a result of increased sales of Multex Research-On-Demand, increased data collection costs related to the maintenance and expansion of the Market Guide database, increased royalty payments to content providers resulting from increased web site traffic, increased third-party Web site development costs reflecting an increased number of MultexEXPRESS installations, and additional data communications charges resulting from increased installations of MultexEXPRESS and sales of subscriptions for MultexNET.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, advertising, public relations, tradeshow expenses and costs of marketing materials. Sales and marketing expenses increased 20.3% to $18.7 million for the nine months ended September 30, 2000 from $15.6 million for the nine months ended September 30, 1999. As a percentage of revenues, sales and marketing expenses decreased to 32.2% for the nine months ended September 30, 2000 from 56.8% for the nine months ended September 30, 1999. The increase in sales and marketing expenses was due to an expansion of our sales force both domestically and internationally and increased marketing activities partially offset by a $1.7 million benefit to income in the nine month period as a result of an adjustment to the accounting for sales commission expense due to a change in facts and circumstances.

Research and Development. Research and development expenses consist primarily of salaries and benefits. Research and development expenses increased 84.5% to $7.8 million for the nine months ended September 30, 2000 from $4.2 million for the nine months ended September 30, 1999. As a percentage of revenues, research and development expenses decreased to 13.4% for the nine months ended September 30, 2000 from 15.4% for the nine months ended September 30, 1999. The increase in research and development expenses in dollar terms was primarily due to an increase in the number of developers employed by us, salary increases and costs related to creating and developing new products and enhancements to the Market Guide database. We believe that continued investment in product development is critical to attaining our strategic objectives.

General and Administrative. General and administrative expenses consist primarily of salaries and benefits, fees for professional services and facility expenses, including depreciation of assets and amortization of deferred expenses and goodwill. General and administrative expenses increased 95.5% to $24.6 million for the nine months ended September 30, 2000 from $12.6 million for the nine months ended September 30, 1999. As a percentage of revenues, general and administrative expenses decreased to 42.4% for the nine months ended September 30, 2000 from 46.0% for the nine months ended September 30, 1999. The increase in general and administrative expenses in dollar terms in each period was primarily due to increased personnel, professional service fees and facility expenses necessary to support our domestic and international growth, including costs associated with our Lake Success, San Francisco and London offices, additional overhead associated with the Sage and Buzz acquisitions and the creation of our new data center in New York, as well as the inclusion of $1.5 million in expenses related to amortization of warrants and $1.8 million in amortization of goodwill related to the acquisitions of Sage and BuzzCompany. We expect that general and administrative expenses will increase in dollar terms in future periods as we hire additional personnel and incur additional costs related to the growth of our business.

Loss from Operations

Loss from operations decreased 57.0% to $5.1 million for the nine months ended September 30, 2000 from $12.0 million for the nine months ended September 30, 1999. As a percentage of revenues, loss from operations decreased to 8.9% for the nine months ended September 30, 2000 compared to 43.8% for the nine months ended September 30, 1999.

Interest Income (Expense)

Net interest income increased 32.4% to $2.2 million for the nine months ended September 30, 2000 from $1.7 million for the nine months ended September 30, 1999. The increase in net interest income is primarily attributable to an increase in cash available for investing.

Acquisition Expenses

The Company did not incur any acquisition expenses for the nine months ended September 30, 2000 compared to $5.6 million for the nine months ended September 30, 1999. The acquisition expenses were attributable to the September 1999 acquisition of Market Guide Inc.

Income Taxes

Income tax expense decreased 90.4% to $87,000 for the nine months ended September 30, 2000 from $906,000 for the nine months ended September 30, 1999. The majority of the tax expense in the nine months ended September 30, 1999 was attributable to Market Guide's operations prior to the September 1999 acquisition.

Loss from continuing operations

The Company recorded a loss from continuing operations of $3.0 million and $16.8 million for the nine months ended September 30, 2000 and September 30, 1999, respectively. The decrease in the loss was due to increased sales in all of the Company's businesses coupled with tighter cost control measures implemented in the current fiscal year and a reduction in income taxes.

Discontinued operations

Discontinued operations reflects the January 1999 sale of Market Guide's CreditRisk Monitor business. Gain from discontinued operations totaled $331,000 for the nine months ended September 30, 1999, compared to the absence of any discontinued operating activities for the nine months ended September 30, 2000.

Net loss available to common stockholders

Net loss available to common stockholders totaled $3.0 million and $17.7 million for the nine months ended September 30, 2000 and September 30, 1999, respectively or a loss per share of $0.10 and $0.83, respectively. The decrease in the net loss was due to increased sales in all of the Company's businesses coupled with tighter cost control measures implemented in the current fiscal year, increased interest income, a reduction in income taxes and the elimination of the redeemable preferred stock dividends at the date of the initial public offering.

Liquidity and Capital Resources

Through September 30, 2000, we have received an aggregate of $145.9 million in net proceeds from the sale of common stock and convertible preferred stock. At September 30, 2000, we had $66.3 million of cash, cash equivalents and marketable securities. Our principal commitments consist of obligations under operating leases.

Net cash used in operating activities from continuing operations was $3.7 million in the nine months ended September 30, 2000, and $10.8 million in the equivalent period in 1999. The principal use of cash for all periods was to fund our operations and the increase in accounts receivable balance as a result of the increase in sales.

Net cash used in investing activities was $15.5 million in the nine months ended September 30, 2000, and $31.1 million in the equivalent period in 1999. Cash used in investing activities was primarily related to purchases of marketable securities, the acquisition of Sage Online and the acquisition of property and equipment.

Net cash provided by financing activities was $55.1 million in the nine months ended September 30, 2000, and $43.1 million for the equivalent period in 1999. Net cash provided by financing activities primarily consisted of net proceeds from the sale of common stock to Merrill Lynch and the Munder NetNet Fund, as well as proceeds from the exercise of employee stock options.

Net cash provided by discontinued activities totalled $331,000 in the nine months ended September 30, 1999. There was no comparable transaction in the nine months ended September 30, 2000.

Although we have no material commitments for capital expenditures, we anticipate that we will experience a substantial increase consistent with our anticipated growth in operations, infrastructure and personnel, including the implementation of our new data center and various capital expenditures associated with expanding our facilities. We believe that our existing cash, cash equivalents and marketable securities, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures at least for the next twelve months.

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

AS PART OF OUR BUSINESS STRATEGY, WE HAVE ENTERED INTO AND MAY ENTER INTO OR SEEK TO ENTER INTO BUSINESS COMBINATIONS AND ACQUISITIONS WHICH MAY BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE OR DIVERT MANAGEMENT ATTENTION

         We acquired Sage Online, Inc. in March 2000 and BuzzCompany.com Inc. in May 2000. As a part of our business strategy, we may enter into additional business combinations and acquisitions. Acquisitions are typically accompanied by a number of risks, including:

o the difficulty of integrating the operations and personnel of the acquired companies;

o the maintenance of acceptable standards, controls, procedures and policies;

o the potential disruption of our ongoing business and distraction of management;

o the impairment of relationships with employees and customers as a result of any integration of new management personnel;

o the difficulty of incorporation of acquired technology and rights into our products and services;

o the failure to achieve the expected benefits of the combination or acquisition;

o        expenses related to the acquisition;

o        potential unknown liabilities associated with acquired businesses; and

o unanticipated expenses related to acquired technology and its integration into existing technology.

         If we are not successful in completing acquisitions that we may pursue in the future, we would be required to reevaluate our growth strategy and we may have incurred substantial expenses and devoted significant management time and resources in seeking to complete proposed acquisitions that will not generate benefits for us. In addition, with future acquisitions, we could use substantial portions of our available cash as all or a portion of the purchase price. We could also issue additional securities as consideration for these acquisitions, which could cause our stockholders to suffer significant dilution. Our acquisitions of Sage Online and BuzzCompany and any future acquisitions may not generate any additional revenue and may pose other risks to us.

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

OUR BUSINESS WILL SUFFER IF WE DO NOT EXPAND OUR DIRECT AND INDIRECT SALES ORGANIZATIONS AND OUR CUSTOMER SERVICE AND SUPPORT OPERATIONS

         Our products and services require a sophisticated sales effort targeted at a limited number of key people within a prospective customer's organization. This sales effort requires the efforts of trained sales personnel. We need to continue to expand our marketing and sales organization in order to increase market awareness of our services to a greater number of organizations and generate increased revenue. Competition for these individuals is intense, and we might not be able to hire the kind and number of sales personnel we need. In addition, we believe that our future success is dependent upon our ability to establish successful relationships with a variety of partners. If we are unable to expand our direct and indirect sales operations, we may not be able to increase market awareness or sales of our services, which may prevent us from achieving and maintaining profitability.

         Hiring personnel is very competitive in our industry because there is a limited number of people available with the necessary skills and understanding of our market. Once we hire them, they require extensive training in our Internet content delivery services. If we are unable to expand our customer service and support organization and train them as rapidly as necessary, we may not be able to increase sales of our products and services, which would seriously harm our business.

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

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          NONE

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)  Private Placement of Securities.

          On July 31, 2000, Munder NetNet Fund invested $30 million in the Company in exchange for 1.0 million shares of unregistered common stock. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          NONE

ITEM 5.   OTHER INFORMATION

          NONE

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits:

             27.1   Financial Data Schedule

(b)          Reports on Form 8-K:

             July 24, 2000: Current Report on Form 8-K/A, amending the Company's Form 8-K filed May 24, 2000, to incorporate certain financial statements and pro forma information relating to the Company's acquisition of BuzzCompany.com Inc.

ITEM 7.  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MULTEX.COM, INC.
                                      (Registrant)

Date:  November 13, 2000                     /s/ Isaak Karaev
                                      ---------------------------------------
                                      Name:  Isaak Karaev
                                      Title:  Chief Executive Officer

Date:  November 13, 2000                   /s/ John J. McGovern
                                      ----------------------------------------
                                      Name:  John J. McGovern
                                      Title:  Chief Financial Officer