Form 10-K
period 2000-12-31
MULTEX COM INC
filed 2001-04-02
CIK 1061310

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

                         Commission File Number 0-24559

                       ----------------------------------

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

           Securities registered pursuant to section 12(g) of the act:
                     Common Stock, par value $0.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 |X| Yes |_| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 21, 2001 was $438,523,000 (based on the last reported sale price on the Nasdaq National Market on that date). The number of shares outstanding of the registrant's common stock as of March 21, 2001 was 31,884,122.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K:

Certain information required in Part III of this Form 10-K is incorporated by reference to the registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders.

================================================================================

                                MULTEX.COM, INC.

                                   ----------

         ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000

                                   ----------

                                TABLE OF CONTENTS

                                                                                                        Page

PART I   .................................................................................................2
ITEM 1.  BUSINESS.........................................................................................2
ITEM 2.  PROPERTIES......................................................................................13
ITEM 3.  LEGAL PROCEEDINGS...............................................................................13
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................14
PART II  ................................................................................................14
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........................14
ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA............................................................15
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........16
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......................................25
ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................................31
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE............52
PART III ................................................................................................53
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............................................53
ITEM 11. EXECUTIVE COMPENSATION..........................................................................53
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..................................53
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................................................53
PART IV  ................................................................................................54
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.................................54
         SIGNATURES......................................................................................55

THIS ANNUAL REPORT ON FORM 10-K INCLUDES FORWARD-LOOKING STATEMENTS MADE UNDER THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," AND SIMILAR EXPRESSIONS IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED HEREIN. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" ON PAGES 26 THROUGH 30 OF THIS FORM 10-K. UNLESS REQUIRED BY LAW, MULTEX UNDERTAKES NO OBLIGATION TO UPDATE FORWARD-LOOKING STATEMENTS. READERS SHOULD ALSO CAREFULLY REVIEW THE RISK FACTORS SET FORTH IN OTHER REPORTS AND DOCUMENTS MULTEX FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION.

                                     PART I

ITEM 1. BUSINESS

Multex.com, Inc. (www.multex.com) is a global provider of investment information and technology solutions for the financial services industry, including brokerage firms, professional money management firms, hedge funds, venture capital firms, mutual funds, investment banks, corporations, and individual investors. Our services enable timely online access to over 3,000,000 research reports on more than 28,000 companies. These reports are published by over 750 investment banks, brokerage firms and third-party research providers worldwide. We offer research reports from all the top Institutional Investor-ranked US, European, Asian and Latin American brokerage firms, including Merrill Lynch, Morgan Stanley Dean Witter, Goldman Sachs, and Salomon Smith Barney. We also provide access to global real-time earnings and revenue estimates on over 17,000 companies, and corporate and financial information on more than 15,000 companies. Through our own Web sites and a number of strategic distribution relationships, more than 4,000,000 users, including institutional investors and financial professionals, such as mutual funds managers, portfolio managers, brokers and their clients, and individual investors, are able to use our services. In providing investment information, Multex's technology expertise is a key differentiator, and Multex has become a leading provider of private-labeled Internet and intranet information delivery solutions for its target markets. Multex has built complex, highly effective browser-based client solutions that aggregate and integrate information from multiple sources. These solutions also provide searching capabilities, and disseminate information to internal and/or external audiences based on client-defined access and authentication rules in a highly secure environment. Multex offers a full range of hosting solutions for these private-labeled solutions, including 24-hour support and maintenance.

Industry Overview

In recent years, there has been substantial worldwide growth in the ownership of equity and fixed-income securities. Growth in financial assets resulted from a number of factors, including households allocating more of their assets to equity investments, sustained high returns in the equity markets over a number of years, lower trading costs as a result of regulatory changes and improved technologies, and an increase in the number of mutual funds. Multex believes that weakness in the stock market in late 2000 and early 2001 has resulted in a greater awareness of, and an enhanced demand for, authoritative, accurate and timely investment information.

Multex believes that institutional investors are increasingly demanding "real-time" or near "real-time" access to global investment research and accurate market information, including detailed issuer fundamentals, SEC filings, business and financial news, stock quotes, stock price graphs and annual reports. Traditionally, investment research was mailed to these investors, which resulted in delays in the receipt of the research and significant printing, duplicating and mailing costs. To distribute research reports on a more timely basis, some analysts use facsimile transmission. However, conventional distribution methods do not allow investment banks or brokerage firms to control which investors access and view their research. Moreover, large institutional investors often receive hundreds of paper reports, totaling thousands of pages, each week. Paper-based reports must be manually sorted, distributed, stored, reviewed and prioritized, which can be time consuming and expensive. Similarly, large users of investment research and other financial information also include investment banks and brokerage firms, which utilize their proprietary research and other corporate documents, as well as research purchased from other sources, to support their own banking, sales, trading and marketing functions. These firms seek to quickly and efficiently distribute research and other documents to their investment bankers, brokers and traders in geographically dispersed locations.

Investment research is one of the primary tools institutional and individual investors use to assist them in deciding whether to invest in a company or industry and when to buy and sell a particular security. Investment banks and brokerage firms, as the primary providers of investment research, have invested billions of dollars developing their research capabilities, which they use to build their brand name recognition, enhance customer loyalty and generate investment banking and trading revenues. Many of these firms are expanding the breadth and scope of their research, increasing the number of companies and industries covered by their research efforts and providing research on international markets. The ability to offer investment research to investors who traditionally have not had timely access to it is increasingly becoming a competitive advantage and a key distinguishing feature for brokerage firms. As the industry becomes more competitive, investment banks and brokerage firms want to distribute their research in the fastest and most efficient manner possible to meet increasing investor demand for better and quicker access to investment research and market information.

In response to the shortcomings of the traditional research distribution methods, investment banks and brokerage firms have tried new distribution methods, including e-mail and distribution through their Web sites, with varying degrees of success. Distribution by e-mail is inefficient because it not only requires the recipient to open and view each e-mail message, but it also lacks easily distinguishable characteristics that would allow the recipient to differentiate one message from another. Also, e-mail messages cannot be easily retrieved by non-recipients. Web-site distribution by investment banks and brokerage firms requires the investor to visit and search numerous Web sites that provide research, which is time-consuming and inefficient.

The Multex Solution

Our investment research and financial information services provide users online access to a wide range of research and other investment information from corporations, leading investment banks, brokerage firms and other third-party research providers worldwide. Our Internet-based technology solutions ensure timely receipt of information for critical investment decisions and enable research providers to target their research more efficiently. At the same time, recipients of the information can use our proprietary search tools to locate and retrieve the desired information, saving the time and expense of manually searching through printed reports. Online availability also eliminates costs otherwise incurred in printing, mailing, sorting and filing printed reports. Finally, we enable research and information providers to market more efficiently, not only by reaching their target customers more effectively, but also by providing feedback regarding their access and usage patterns. Our services provide the following key benefits:

Extensive Databases of Research and Financial Information. We provide investors with access to extensive online databases of research reports, consensus revenue and earnings estimates, fundamental financial data and other investment information on over 28,000 companies. We typically add reports to our database at the rate of more than 20,000 new reports each week. The research reports in our database include all text, charts, graphs, tables, color and document formatting contained in the original report. We continually update and maintain our database of detailed financial and corporate data on almost every publicly-traded US corporation. For some of our customers, we also provide access to stock quotes and real-time SEC filings as part of our services. Our consensus revenue and earnings estimates provide investors with analysts' detailed earnings and revenue forecasts for the companies they follow, and include forecast figures, analyst and broker names, initial and revised estimates and revision dates. Company fundamental information offered to clients through our Market Guide products includes a comprehensive view of a given company, complete with business description, management information, quarterly and annual financial data, institutional ownership information, and other vital operational information.

Efficient, Cost-Effective Research Distribution. We enable investment banks, brokerage firms and third-party research providers to electronically distribute their research reports to customers, brokers, bankers and traders via the Internet or their intranets on a real-time basis. Our services permit research to be distributed to multiple locations simultaneously. By using our services, research providers can target investors worldwide, monitor investor requests for research reports and determine who has accessed their reports. Because our services are distributed over the

Internet and/or our customers' intranets, research providers save printing and mailing costs and can more easily target their research to their customers. Our services are password protected and research included in our database can be accessed only by authorized users.

Comprehensive Search Capabilities. We have incorporated extensive search capabilities into our services, thereby enabling users to rapidly and easily locate relevant research from hundreds of sources, and to reduce the costs of indexing, organizing and distributing research reports. Users can search for a particular research report by a number of criteria, including company name, industry, ticker symbol or analyst. Additionally, users can search on a full text basis for words or phrases. We also enable users to create searchable, customized research profiles and portfolios to further facilitate finding and retrieving documents.

Ease and Efficiency of Use. Our services are designed to facilitate the electronic contribution and online distribution of investment research, as well the efficient dissemination of financial and corporate data over the Internet. Our proprietary software allows sell-side research departments and third-party information providers to easily contribute research reports, financial models, graphic presentations and other documents directly to our databases in real-time. Research providers can use existing word processing and desktop publishing software, including Microsoft Word, Excel and PowerPoint, as well as WordPerfect, HTML and multimedia creation software, and are not required to modify their method of document creation. For users accessing research, our proprietary technology incorporates a graphical user interface and provides access through leading Internet browsers to simplify finding, retrieving, viewing and printing research reports.

Private-labeled solutions. Multex recognizes its clients' need for global, national and internal brand-building and offers its information, tools and services to help create and host private-label solutions for information access and delivery. These solutions can aggregate information of any type or format, integrate data from multiple sources, including a client's own data and data from third-party sources, and disseminate information both internally within the client and externally to prospects or customers. Clients use these private-label solutions to create a rich environment to better service their internal and/or external audience and to differentiate themselves from their competitors. These private-labeled solutions are fully designed and developed by Multex, and hosted in Multex's state-of-the-art data centers complete with back-up and contingency systems, and offer global round-the-clock support and help desk functionality. Through these solutions, Multex helps its clients focus on their core competencies, leaving Multex to provide supporting technological capabilities.

Strategy

Our objective is to be the leading global provider of online investment research, financial information and related technology services for the institutional investment community. The following are the key elements of our strategy:

Provide Extensive Investment Research and Financial Information. We intend to continue to leverage our success as an investment research and financial information source for institutional and individual investors. We continuously target leading investment banks and brokerage firms in an effort to add their research to our research database. By establishing relationships with other third-party providers of investment and financial information, including Morningstar, Standard & Poor's, Value Line, Quote.com and others, we can offer extensive third-party investment research and information. Through our 1999 acquisition of Market Guide we are able to provide accurate, timely and objective financial, descriptive and other information on publicly-traded corporations. We recently purchased the non-US earnings estimates business from BARRA, Inc. to augment our existing US earnings estimates offerings. Through our Multex Global Estimates division, we are able to provide proprietary earnings and revenue estimates. We believe that by continually incorporating additional sources of investment and financial information into our databases, we will be well positioned to become the premier source of high-value investment information.

Expand Distribution Channels. We employ a broad array of distribution channels for our services and are continuously identifying and developing new channels. For distribution of investment research into the institutional investor market, we have agreements with leading third-party distributors, including FactSet, Advent, Bloomberg, Dow Jones and Reuters. Through our Market Guide brand, we distribute detailed corporate and financial information to over 150 Web sites and information vendors servicing individual investors, including, Yahoo!,

AOL Time Warner, Ameritrade, Charles Schwab, E*Trade, the Motley Fool, and professional vendors that service the institutional marketplace including FactSet, Reuters, OneSource and Siebel.

Increase Awareness of the Multex Family of Brands. We believe that increasing the brand name awareness of Multex and our services in the financial community will contribute to our future success. We have successfully built a brand name among institutional investors, research providers and the consumers of financial information and are targeting our marketing efforts to expand the global recognition of our brand names through advertising, direct mail, trade shows, seminars and conferences as well as joint marketing initiatives with information providers and distributors. We seek to incorporate our branded logo on each Web site that utilizes our information or technology to increase the client and prospective client awareness of the Multex family of brands.

Support Marketing Activities of Our Retail Brokerage Clients. Through our Multex Investor web sites, we are targeting the individual investor market to provide lead generation capabilities for our retail brokerage clients while providing unique investment research information to individual investors. We intend to expand our related sales and marketing efforts in order to increase traffic on Multex Investor and expand our member base. In addition, to address the individual investor market, we attempt to capitalize on our arrangements with leading Internet portals and personal finance Web sites, including America Online, The Wall Street Journal Interactive, CNNfn, Yahoo!, and Intuit. We are also seeking to expand the scope of research available to individual investors on Multex Investor from leading investment banks and brokerage firms. For retail brokerage firms, Multex Investor provides an opportunity to establish a relationship with individual investors on the Internet.

Extend Global Presence. To provide U.S. and foreign investors with access to financial information and investment research obtained directly from issuers or prepared by leading investment banks and brokerage firms throughout the world, we target international companies, contributors and subscribers from our headquarters in New York, and from offices in London, San Francisco, Edinburgh and Hong Kong. We intend to open offices in other leading financial centers. We believe that institutional investors in Europe, the Pacific Rim and the numerous emerging markets require access to high quality online investment research and information. Many investment banks and brokerage firms in U.S. and foreign markets are seeking to distribute their research worldwide. For the global individual investor and retail brokerage markets, Multex has formed joint ventures with Reuters to offer research and investment information to individuals outside of U.S. In this respect, Multex Investor Europe serves the individual investor and retail brokerage markets in United Kingdom, Germany, and France, with sites that are now fully operational. Multex Investor Japan is expected to serve the Japanese market. Multex Investor Japan is expected to begin operation in mid-2001.

Maintain Technology Leadership. We intend to continuously develop new technologies to enhance our services. We intend to maintain our leadership position by continuing to improve our technology through investment in research and development activities, use of new Internet, intranet and extranet technologies and integration of each of our services. In particular, we are extending our available document formats to support XML tagging, spreadsheets, presentation applications, HTML-based pages, URL references, and audio and video files. We continue to enhance our intelligent categorization tool, which provides our clients context and "learning" from the publishing habits of over 35,000 analysts.

Services

The following table sets forth summary information concerning our principal products and service offerings:

                            Multex Service Offerings

Name of Service            Description                                          Target Market
---------------            -----------                                          -------------
MultexNET                  Access to real-time, commingled                      Buyside and sellside
                           broker research, global revenue and earnings         institutions and corporations
                           estimates, company fundamental information

MultexEXPRESS              Development, hosting and real-time                   Sellside investment banks and
                           distribution of research and other                   brokerage firms, buyside
                           information on customized Web sites                  institutions, and other
                           for institutional clients                            financial services companies

MultexNet On-Demand        Access to commingled, pay-per-view                   Corporations, financial
                           research on a delayed basis                          institutions and advisors,
                                                                                professional service firms
                                                                                and libraries

Multex Investor            Financial destination Web site with                  Retail brokerage firms and
                           access to free and pay-per-view                      Individual investors
                           research on a delayed basis, as
                           well as other financial data for the individual
                           investors

Market Guide               Financial and corporate information                  Financial institutions,
                           and reports on over 15,000 publicly                  institutional investors,
                           traded companies, and estimate                       corporations, and financial
                           information on 17,000 companies                      web sites
                           worldwide

MultexNET

MultexNET enables subscribers to access, on a real-time basis over the Internet, commingled full-text investment research reports supplied by leading investment banks, brokerage firms and third-party research providers. In addition to brokerage research, MultexNet also provides earnings and revenue estimates and company fundamental data. Over 11,000 mutual fund managers, portfolio managers and other institutional investors, as well as research analysts and other financial services professionals, to use MultexNET, which offers timely online access to over 3,000,000 research reports and other investment information from approximately 750 information providers. Subscribers to MultexNET are offered advanced searching and filtering capabilities, and the ability to view and retrieve the information over the Internet. Our proprietary software enables us to distribute a particular research or other financial report only to those users who have been authorized or entitled to access the report by the firm that authored the report. MultexNET enables research and other information providers to monitor requests for their research reports and determine who has accessed and viewed the reports. Subscribers who are entitled to access particular embargoed research and third-party research information are able to access these reports through MultexNET On-Demand on a pay-per-view basis after the typical embargo period has ended.

Content features of MultexNET include real-time access to high-quality multimedia and rich text research reports, earnings and revenue estimates, company fundamental information, events calendar, stock screening tools, delayed stock quotes and SEC filings. The searching functionality of MultexNET includes the ability to utilize advanced searching features -- which permit searches by company name, ticker symbol, brokerage firm, analyst, industry/subject codes and date, and report subject and type. Profiles and Alerts offer the ability to create and modify customized profiles in order to ensure the delivery of updated research information about those companies in a particular user's portfolio or profile. MultexNET also offers easy-to-use document viewing, printing, faxing and e-mail options. In addition, subscribers may arrange for automated fax and/or e- mail distribution of research reports to the subscriber's end-users. Preference settings offer users the ability to customize the usage experience by fine-tuning all key aspects of the MultexNET.

Research reports and other financial information available through MultexNET are stored on our servers and made available to subscribers who have an Internet connection, or a connection to an extranet maintained by us, Microsoft Internet Explorer or Netscape Navigator Web browsers, and the Adobe Acrobat viewer installed on their workstation, desktop or laptop computer. Through the recent introduction of Multex's second-generation wireless offering, information can also be retrieved via any hand-held device that handles micro-browser technology. Pricing for MultexNET is based on number of users accessing the service.

MultexEXPRESS

MultexEXPRESS is our application service provider business ("ASP") that enables investment banks, brokerage firms and other financial institutions to distribute their own proprietary financial research, as well as corporate documents, forms, news and other proprietary content, over the Internet or through intranets and other private networks. Using MultexEXPRESS, investment banks, brokerage firms and other financial institutions are able to reduce the cost of printing and distributing research reports and other internal information and can disseminate more timely information to their employees and customers. Similar to MultexNET, MultexEXPRESS offers the contributing firm the ability to identify which users actually access research through the usage reporting system incorporated into MultexEXPRESS. MultexEXPRESS can be implemented as a unique Internet site or seamlessly integrated into a firm's existing online presence to target information to employees and key clients on a real-time basis. MultexEXPRESS is built on the same technology platform and provides users with the same core functionality found in MultexNET. MultexEXPRESS also offers additional features and integration options targeted to the internal distribution needs of investment banks, brokerage firms and other financial institutions. MultexEXPRESS also offers BuzzPower workgroup collaboration solutions, through the recent acquisition of Buzz Company. The BuzzPower technology allows regional and global research analysts, departments, and offices to collaborate during the research making process to improve the research quality by leveraging cross-company knowledge. For the buyside, the collaboration tools provide solutions for portfolio managers to work together and share knowledge during the investment research and asset allocation processes to enhance the quality of investment decision-making process. The MultexEXPRESS solution-set also provides lead management solutions -- lead generation, delivery, and feedback - for the buy and sellsides to better acquire and manage leads. MultexEXPRESS is generally contracted for a one- to three-year period at a fixed rate dependent upon the scale of the enterprise-wide solution offered to the customer.

MultexNet On-Demand

MultexNet On-Demand gives corporations, financial institutions and advisors, institutional investors, other professional service firms and libraries, the ability to access more than 1 million research reports and other information from 480 MultexNET research providers. Each report can be purchased on a pay-per-view basis after an embargo period during which the research providers make the report available on a proprietary basis only to their own employees and customers. This service is available either on a stand- alone basis, through strategic distribution channels or as a part of MultexNET, MultexEXPRESS or Multex Investor. Over the last year Multex Net On-Demand has successfully added foreign equities and investment information, as well as research from third-party and independent market research companies such as Gartner Group and Forrester to its growing roster of leading information providers

Multex Net On-Demand customers can purchase and download the research reports to their own computer using advanced searching and filtering technology that locates documents by symbol, industry, brokerage firm, full-text words and phrases, or user-defined portfolios and profiles. Users can receive e-mail alerts throughout the day, which may be keyed to their portfolios or other user- provided criteria. The financial research reports available to Multex Net On-Demand customers include both those relating to a particular company and those relating to an industry as a whole. Research from independent research providers, including Gartner Group, Standard & Poor's, Disclosure and Value Line Mutual Fund Survey, is also available for purchase, as well reports from the Market Guide database. An online purchase history provides a specific list of all of the reports purchased by an individual user.

Prices per document available through Multex Net On-Demand generally range from $5 and up based on the length and type of document. We share the pay-per-view fees generated from the sale of documents with the investment bank, brokerage firm or third-party research provider that authored the original research report, and the distributor through which the purchase was initiated. There is no registration or subscription fee for use of this service. Some of our users have purchased an annual subscription that enables them to purchase individual research reports at a discounted price. We are also adding analysis from leading third-party advisory services.

Multex Investor

Multex Investor is an investment information destination site and an interactive community targeting the rapidly growing individual investor market. Visitors to Multex Investor can join as a "member" at no cost. Members of Multex Investor can download, view and print at no cost a wide range of investment research reports and investment content from sponsoring brokerage firms, investment banks, and member-generated content, as well as our proprietary content. Members also have access to over 750,000 premium "pay-per-view" investment and brokerage research reports from over 350 brokerage firms, investment banks and third-party information providers. Multex Investor also offers individual investors access to Wall Street analysts, who serve as "analysts-in-residence" on a weekly rotation basis and answer user-posted questions on specific subject or company. For retail brokerage firms, Multex Investor acts as an intermediary between the brokerage firms that share their institutional quality equity and fixed income research with individual investors at no costs, and assists with them with their efforts to establish a relationship with individual investors to provide trade execution and advice services. We have established a number of strategic distribution relationships to promote Multex Investor, including a strategic distribution relationship with America Online to serve as the anchor tenant for brokerage research on the AOL Personal Finance channel. In addition, we have established distribution relationships for Multex Investor with other Internet portals and financial sites, including The Wall Street Journal Interactive, CNNfn, Intuit and Quote.com.

We generate revenue from Multex Investor through the sale of sponsorships to investment banks and brokerage firms, the sale of banner advertisements that allow interested users to link directly to the advertisers' own Web sites, and pay-per-view sales of investment research and other financial reports.

Through the Sage acquisition, Multex Investor has added live events capability to the website. Sage is the leading provider of live events and discussions on stocks and mutual funds on AOL. The award-winning events and discussion offered by Sage are now also available to individual investors on the Internet through Multex Investor and Sage branded websites.

Market Guide

Market Guide acquires, integrates, condenses and publishes accurate, timely and objective financial, descriptive and other information on publicly-traded corporations. Market Guide maintains one of the largest U.S. public company databases with over 15,000 companies traded on the major U.S. and Canadian markets. Market Guide has also created widely used and well-regarded proprietary industry and sector groupings and assigns companies to these industries and sectors. Market Guide then adds value by computing ratios, peer group comparisons, growth rates and other statistics, which are presented as fielded information in various time tested report formats that follow a recommended analytic process and are supported by extensive educational content. Market Guide also has a historical database of daily pricing and other information going back to 1983. Other product offerings include business description, officer and director information and business and geographical segment information.

Market Guide adds value and distinguishes itself from competition by the following:

o A flexible database design which presents financial statements in the same detail as issued by each corporation. This gives users important insights not available in competitive databases, thereby enabling them to make better informed investment decisions;

o Mapping the financials into standardized formats to allow consistent calculations and cross company comparisons;

o Including auxiliary information such as earnings estimates, price performance, relative price performance, summary insider and institutional ownership statistics, bond ratings, corporate profile information and short interest statistics, giving users a complete perspective on each company;

o Calculating of over 500 popular financial ratios, growth rates and averages computed for the users' convenience; and

o Carefully planned, market tested display formats, including company to industry and sector comparisons, that allow users to quickly and efficiently make considered investment decisions.

The targeted markets for Market Guide's data and related products include investment managers, investment research departments, financial planners, investment counselors, investment bankers, banks, stockbrokers and brokerage firms, individual investors, financial Web sites and other Internet sites.

Market Guide also maintains earnings and revenue estimate databases and generates related, proprietary financial reports, which are resold through various distributors. Marketed under the Multex Global Estimates brand, the estimates reports and data feed are available through MultexNet, Multex Net On-Demand, Multex Investor, and also offered through professional information vendors and financial web sites.

Strategic Distribution Relationships

Multex has established a number of strategic distribution relationships to provide marketing and additional distribution for its services, to build traffic on our Web sites, and to increase investor awareness of our services and the Multex brand name. These strategic relationships target both institutional investors and individual investors.

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

In addition to the strategic relationships described above, we have entered into agreements with numerous other distributors, including Yahoo!, Big Charts, CNNfn, Intuit, Bloomberg, SmartMoney.com and Ziff Davis Interactive Investor, as well as 300 affiliates, to further attract traffic to Multex Investor and our other Web sites.

Sales and Marketing

Multex's sales organization is organized into geographic and product teams focused on sales of all Multex product lines. Currently, our sales personnel are located in our offices in New York, London, Hong Kong, San Francisco, and Edinburgh. Our plans include expanding sales personnel into Tokyo.

In addition to our direct sales efforts, Multex's services continue to be sold over a growing number of third-party channels, including Reuters, Bloomberg, and Factset, collectively reaching individual and institutional investors around the world. We believe that our presence on these channels also serves as a significant and continuous source of marketing for our services and the Multex brand name.

The sales force is supported by our marketing organization, which leverages its skills to provide corporate marketing, strategic and tactical product marketing, public relations, advertising, and design and creative services to the sales organization worldwide.

Research and Development

Our future success will depend upon our ability to maintain and develop competitive technologies, to continue to enhance our current services and to develop and introduce new services in a timely and cost-effective manner that meets changing conditions, including evolving customer needs, new competitive service offerings, emerging industry standards and rapidly changing technology. We have a dedicated research and development organization that develops new features and functionality for our existing services, as well as the software that supports new services. The research and development team has expertise in network implementation and maintenance, Internet and intranet protocols, software development, database architecture maintenance and development and a variety of programming tools and languages and operating systems.

Customer Service and Network Support

Multex is committed to providing a high level of service and support to its customers. Because our services are available to users 24 hours-a-day, seven days-a-week, our Help Desk and Operations Support services are likewise continuously available.

System Architecture and Technology

We believe that our system architecture and proprietary technology provide us with an important competitive advantage. We use only open standard components, including Microsoft Windows NT and Windows 2000, Microsoft Internet Information Server, Microsoft SQL Server versions 7.0 and SQL2000 and Fulcrum Server. The infrastructure of our production site is built to provide highly available services to both contributors and users over Internet and intranet channels. Back-ups of the specific core components of our system are in place and are fully operational, which allows continuous service in case of unexpected component failure, maintenance and upgrades. Our infrastructure is scalable, allowing us to quickly adjust to our expanding client and research information database.

Our operations are dependent on our ability to maintain our computer and telecommunications systems in effective working order, and our ability to protect our systems against damage from fire, natural disaster, power loss, telecommunications failure or similar events. We operate two data centers in downtown Manhattan, a new center at 75 Park Place and a second center at 100 William Street. In addition, at the end of 2000, we were also operating a data center at 33 Maiden Lane in downtown Manhattan. By the end of April 2001, we expect to vacate our 33 Maiden Lane data center. The two production data centers are designed to provide highly available service and resiliency for major operating components, with 75 Park Place equipped to operate independently on diesel generator power in the event of a major power disaster. However, these measures will not eliminate the significant risk to our operations from a natural disaster. In addition, any failure or delay in the timely transmission or receipt of feeds and computer downloads from our information providers, due to system failure of the information providers, the public network or other failures, could disrupt our operations.

Competition

The market for the aggregation and distribution of investment information and related services is intensely competitive and this competition is expected to continue to increase. We believe that our ability to compete will depend upon many factors both within and beyond our control, including continuing relationships with leading providers of investment research, the timing and market acceptance of new services and enhancements to existing services developed by us and our competitors, ease of use, performance, price, reliability, customer service and support, and sales and marketing efforts. Our competitors vary in size and in the scope and breadth of services offered. Further, we encounter direct and indirect competition from a number of sources, including traditional media, companies that provide investment research, including investment banks and brokerage firms, many of whom have their own Web sites, investment newsletters, personal financial magazines and other Internet providers of either free or subscription research services. In addition, extensive company-specific information, as well as general investment research relating to particular industries, may be obtained, frequently without charge, from widely-available sources, including annual reports, Standard & Poor's company reports, Value Line investment research reports, Media General Financial Services and Disclosure, all of which are available from public libraries, on the Internet and from the companies to which these reports relate, and industry research appearing in financial periodicals.

We believe that the principal competitive factors in attracting and retaining information providers include the ability to provide full-text, publication-quality research reports electronically on a real-time basis, relationships with institutional investors interested in receiving this research and the flexibility of open architecture systems which enable any computer user with access to a browser to receive research reports regardless of which operating system controls the information provider's computer. We believe that the principal competitive factors in attracting and retaining subscribers include price of the service, the depth, breadth and timeliness of content, the full- text search features available and the ease of use. We believe that the principal competitive factors in attracting advertisers will include the number of subscribers, the demographics of these subscribers and the "pre-qualification" features that can be offered to investment banks and brokerage firms. There can be no assurance that we will be able to compete favorably with respect to these or any other competitive factors.

Our MultexNET and Multex Research-On-Demand services compete with large and well-established distributors of financial information, including First Call, Investext and I/B/E/S. Our MultexEXPRESS service competes with services provided by in-house information services personnel and independent systems integrators. Our Multex Investor service competes with Web sites that offer personal finance information, including Microsoft Investor and Yahoo! Finance, and Web sites hosted by investment banks and brokerage firms, such as CSFB Direct and Prudential Securities, that offer a particular firm's research reports online either exclusively to their customers or more generally to the public. Numerous other competitors, including Standard & Poor's, Mergent and others, offer similar investment research-based services that compete, or may in the future compete, directly and indirectly with our services. Our Market Guide line of company information products, and Multex Global Estimates, compete with offerings from S&P Compustat, Media General, First Call, I/B/E/S, and Zacks. Many of our existing and prospective competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. As a result, they may be able to respond more quickly to new or emerging technologies and changes in investor requirements, or devote greater resources to the development, promotion and sale of their services than we can. These competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees, subscribers, strategic partners and providers of investment research information.

Intellectual Property

Our future success will depend, in significant part, on our intellectual property, and we rely upon copyright, patent, trade secret and trademark laws in the United States and other jurisdictions to protect our proprietary rights. We own copyrights and trade secrets in the computer software and online materials that we have developed or acquired, and currently hold limited licenses to use and distribute software in which third parties own copyrights and trade secrets, including software for electronic document and database management. We have also entered into limited license agreements with the investment banks, brokerage firms and other third-party research providers that own the copyrights in research reports that we distribute electronically. There can be no assurance that we will be able to maintain our licenses for research content or of third-party software, that we will be able to obtain these licenses in the future on commercially reasonable terms, if at all, or that our competitors will not be able to independently develop competing software or on-line materials that avoid infringing our proprietary rights. Also, because none of our licenses of third-party software and research content are exclusive, this software and content is and will be available to our current and future competitors. Failure on our part to protect or secure ownership of, or to maintain licensed rights to use and distribute software and content of others, and the ability of our competitors to obtain rights to distribute the same research reports that we distribute, could have a material and adverse effect on our business, results of operations and financial condition.

We have been issued U.S. and foreign patents that claim certain aspects of an information delivery and authentication system that provides entitlement and electronic distribution of research documents over the Internet. These patents expire in 2016, 2017 and 2018. We have filed applications for additional U.S. and foreign patents covering various aspects of our core technology. We have also filed U.S. and various foreign patent applications for technology associated with our proprietary "intelligent categorization" methods. There can be no assurance that any of our pending patent applications will be allowed, that any patents will be issued to us even if the respective applications have been or will be allowed, or that any patents that are issued to us will not be successfully challenged by others or invalidated through agreements with employees, representatives, advisors and others. We also rely on trade secrets and proprietary know-how for certain unpatented aspects of our business information and technology. To protect such information, we generally require all employees, consultants and licensees to enter into confidentiality agreements limiting the disclosure and use of such information. There can be no assurance that these agreements provide meaningful protection or that they will not be breached, that we will have adequate remedies for any such breach, or that our trade secrets, proprietary know-how, and technological advances will not otherwise become known to others. In addition, there can be no assurance that, despite precautions we have taken, others have not obtained or will not obtain access to our proprietary technology. Further, there can be no assurance that third parties will not independently develop substantially equivalent or better technology or acquire equivalent business information.

We rely upon and seek to protect the trademarks and service marks that we currently use, and those that we intend to use in the future, through registration in the United States and other jurisdictions. We have been granted United States federal and various foreign registrations for Multex, MultexNET, MultexEXPRESS and Multex Investor, as well as certain associated logos, as trademarks and service marks, and have applied for registration of the same marks in various other foreign jurisdictions. We also use the following trademarks and service marks: Multex.com, the Multex.com logo, Multex Research-On-Demand, Market Guide and Multex Global Estimates. United States and various foreign applications are pending for the other marks. There can be no assurance that our use of and interest in these trademarks and service marks will be subject to any legal protection in any of the jurisdictions in which we now do business or might do business in the future, nor that they, or any of the registrations that have already been granted to us, will not be successfully challenged by others and invalidated through administrative process or litigation. As our business is dependent on brand recognition in the marketplace, any failure to maintain and protect our trademarks and service marks could have a material and adverse effect on our business, results of operations and financial condition.

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

Legal standards relating to the validity, enforceability and scope of protection of proprietary rights in Internet-related businesses are still evolving, and no assurance can be given as to the future viability or value of any of our proprietary rights.

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

Employees

At December 31, 2000, we employed 561 persons, compared to 336 persons at December 31, 1999. Our future success will depend in substantial part upon our ability to attract and retain highly qualified employees. Competition for personnel, in particular information technology professionals, is intense, and there can be no assurance that we will be able to retain our senior management or other key employees, or that we will be able to attract and retain additional qualified personnel in the future. Our employees are not represented by any collective bargaining organization and we consider our relations with our employees to be good.

ITEM 2. PROPERTIES

Our corporate headquarters are located in New York, New York, where we occupy approximately 40,000 square feet under a lease that expires in 2010. This space accommodates our corporate headquarters and one of our data centers. We also lease 15,000 square feet of space in New York City, which accommodates another of our data centers and related staff. This lease expires in 2012. We currently have approximately 20,000 square feet leased in a third location in New York City that we expect to vacate by April 15, 2001. We have a fourth location located in New York City where we lease approximately 36,000 square feet of space under a lease that expires in 2005. We also have approximately 19,000 square feet of space located in Lake Success, New York under a lease that expires in 2005.

We currently lease approximately 6,000 square feet of office space in San Francisco, California under a lease that expires in 2004. In Philadelphia, we are currently leasing approximately 1,000 square feet under a lease that expires in 2002. We lease approximately 8,500 square feet of office space in London. This lease expires in 2010 with an option to terminate the lease in 2005. In Hong Kong, we are leasing approximately 3,000 square feet under a lease that terminates in 2004. In Scotland, we are leasing approximately 13,000 square feet under a lease that terminates in 2008.

We are not currently seeking additional facilities, but believe that we will be able to obtain additional space as needed on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ending December 31, 2000.

                                     PART II

 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                           PRICE RANGE OF COMMON STOCK

Multex.com's common stock has been quoted on the Nasdaq National Market under the symbol "MLTX" since March 17, 1999. The following table sets forth the range of high and low bid information (in dollars per share) as quoted on the Nasdaq National Market for Multex.com common stock for the periods indicated.

Calendar Year 1999:                                        High            Low
                                                          ------          ------
First Quarter                                             $66.38          $25.63
(Commencing March 17, 1999)
Second Quarter                                             71.50           22.13
Third Quarter                                              28.63           12.75
Fourth Quarter                                             39.44           12.56

Calendar Year 2000:                                        High            Low
                                                          ------          ------
First Quarter                                             $38.00          $23.50
Second Quarter                                             35.50           12.50
Third Quarter                                              29.50           16.88
Fourth Quarter                                             19.00            7.88

                                     HOLDERS

As of March 29, 2001, there were approximately 330 holders of record of our common stock.

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

                                                                            Year Ended December 31,
                                                                            -----------------------
                                                      2000           1999             1998             1997             1996
                                                      ----           ----             ----             ----             ----
                                                                   (in thousands, except share and per share data)
Statement of Operations Data:
Revenues .................................    $     85,942     $     40,850     $     22,021     $     12,616     $      7,423
Cost of revenues .........................          17,839           10,569            5,083            2,720            2,659
                                              ------------     ------------     ------------     ------------     ------------
Gross profit .............................          68,103           30,281           16,938            9,896            4,764
Operating expenses:
 Sales and marketing .....................          26,017           26,379            8,667            4,568            2,444
 Research and development ................          10,149            6,301            3,167            2,873            2,560
 General and administrative ..............          36,163           18,414           12,550           10,426            6,752
                                              ------------     ------------     ------------     ------------     ------------
  Total operating expenses ...............          72,329           51,094           24,384           17,867           11,756

Loss from operations .....................          (4,226)         (20,813)          (7,446)          (7,971)          (6,992)
Net interest income (expense) ............           3,126            2,245             (186)              60               16
Other income (expense) ...................              --           (5,713)            (716)              --               --
                                              ------------     ------------     ------------     ------------     ------------
Loss from continuing operations
 before income taxes .....................          (1,100)         (24,281)          (8,348)          (7,911)          (6,976)
Income tax expense .......................              95            1,030              276                7               (2)
                                              ------------     ------------     ------------     ------------     ------------
Loss from continuing operations ..........          (1,195)         (25,311)          (8,624)          (7,918)          (6,974)
Discontinued operations ..................              --              332             (214)          (1,087)            (115)
                                              ------------     ------------     ------------     ------------     ------------
Net loss .................................    $     (1,195)    $    (24,979)    $     (8,838)    $     (9,005)    $     (7,089)
                                              ============     ============     ============     ============     ============
Basic and diluted loss from continuing
 operations per share ....................    $      (0.04)    $      (1.17)    $      (1.49)    $      (1.46)    $      (1.33)
                                              ============     ============     ============     ============     ============
Basic and diluted net loss per share .....    $      (0.04)    $      (1.15)    $      (1.51)    $      (1.62)    $      (1.35)
                                              ============     ============     ============     ============     ============
Shares used in calculating net loss
 per share -- basic and diluted ..........      30,260,000       22,688,000        7,610,000        6,892,000        6,272,000
                                              ============     ============     ============     ============     ============
                                                                            Year Ended December 31,
                                                                            -----------------------
                                                      2000           1999             1998             1997             1996
                                                      ----           ----             ----             ----             ----
                                                                                 (in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable
    securities...............................       $ 45,730        $ 39,117        $ 24,171         $ 11,007         $  9,961
Working capital .............................         54,579          37,519          21,958            8,882            8,697
Total assets ................................        174,521          65,600          33,183           18,542           15,885
Deferred revenues ...........................         10,533           5,691           3,376            2,003            1,334
Long-term debt ..............................             84             193             403              762            1,948
Convertible preferred stock .................             --              --          59,860           37,234           25,066
Total stockholders' equity (deficit) ........        146,125          47,200         (34,123)         (25,111)         (14,033)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF MULTEX SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS INCLUDED ELSEWHERE HEREIN. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND ARE MADE UNDER THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," AND SIMILAR EXPRESSIONS IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. MULTEX.COM'S ACTUAL RESULTS AND TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH UNDER "RISK FACTORS" AND ELSEWHERE HEREIN. UNLESS REQUIRED BY LAW, MULTEX UNDERTAKES NO OBLIGATION TO UPDATE FORWARD-LOOKING STATEMENTS. READERS SHOULD ALSO CAREFULLY REVIEW THE RISK FACTORS SET FORTH IN OTHER REPORTS AND DOCUMENTS MULTEX FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION.

Overview

Multex.com is a global provider of investment information and technology solutions for the financial services industry, including brokerage firms, professional money management firms, hedge funds, venture capital firms, mutual funds, investment banks, corporations and individual investors. We offer four main products, as follows:

o MultexNET, launched in June 1996, provides access to real-time, commingled equity and fixed income research, global earnings and revenue estimates and company fundamental information to buyside investors, sellside institutions, public and private corporations and libraries of professional service firms;

o MultexEXPRESS, launched in January 1997, offers the development, hosting and real-time distribution of research and other investment information on customized web sites to buyside investments firms, sellside institutions and other financial services companies;

o Multex Investor, launched in November 1998, is the Company's financial destination web site that provides financial data and access to free and pay-per-view research on an embargoed basis.

o Market Guide database, acquired in September 1999, provides investment information products to financial institutions and web sites, institutional investors, corporations and professional vendors.

MultexNET is offered either as a one- to three-year subscription or on a transactional basis. The product allows entitled institutional investors, corporations, financial institutions and advisors to access full-text investment research reports on a real-time basis from investment banks, brokerage firms and other third- party research providers over the Internet or through other distribution channels.

MultexEXPRESS is also provided pursuant to one- to three-year subscriptions, generating revenue from professional service and license fees. MultexEXPRESS enables financial institutions to distribute their proprietary financial research, as well as other corporate documents, over the Internet, through intranets and other private networks.

Multex Investor provides individual investors who register as members access to a range of financial reports and services online from a majority of the contributors to MultexNET. These reports are available either free of charge, or for a fee determined by the research provider. Multex Investor generates revenues from sales transactions, email and banner advertising, and contractual, lead-generating sponsorships. Sponsors to Multex Investor include full-service brokerage firms and other financial institutions interested in attracting individual investors to their products, services and brands.

Market Guide acquires, integrates, condenses and publishes accurate, timely and objective financial, descriptive and other information on public corporations. Market Guide generates revenue primarily by licensing its database in single or multi-year contracts.

Recent Developments

o In March 2000, we acquired Sage Online, Inc., a leading interactive community and online provider of live events in the personal finance arena. Sage Online's services, including mutual fund and equity content, live events, chat rooms, forums and message boards provide multiple new opportunities for our professional financial services clients to reach a highly sought-after individual investor base, while providing Multex with multiple new revenue streams through high value, paid sponsorship programs, email marketing and targeted advertising.

o In May, with the acquisition of BuzzCompany.com, Inc., a provider of collaboration solutions, we deepened our commitment to optimizing interaction among financial services providers and clients. Renamed BuzzPower(TM), the division has introduced software based on an advanced collaboration and interaction engine that seamlessly provides solutions to help the buyside and sell sides improve research, sales and marketing productivity. BuzzPower will be bundled into MultexNET and MultexExpress products and also offered as a stand-alone product.

o In December, we acquired BARRA Global Estimates, Inc., one of only two databases available worldwide that provide consensus and detailed estimates of financial performance metrics on more than 11,000 companies in more than 60 countries. The acquisition complements our current earnings estimate product, which provides real-time consensus and detailed estimates for more than 6,000 U.S. and Canadian companies.

o In September, we signed a multi-year, multi-million dollar agreement to provide technology and hosting for TheMarkets.com, a portal for institutional investors established by eight investment banks -- Goldman Sachs, Merrill Lynch, Morgan Stanley Dean Witter, Salomon Smith Barney, Credit Suisse First Boston, Deutsche Banc, Lehman Brothers and UBS Warburg. The portal offers proprietary commingled equity research, new issue information, news and market data to the consortium's institutional clients. Multex.com will also supply real-time consensus earnings estimates and Market Guide company fundamental information to The Markets.com users.

o Throughout 2000, we continued to build on our multi-year global relationship with Merrill Lynch, our largest client. In December, we signed an agreement to provide investment research and apply our Application Service Provider technology to host Merrill Lynch HSBC's $1 billion venture for self-directed online investors.

o We developed two new initiatives with Reuters Group PLC. Late in 2000, we entered into a 50/50 joint venture to form Multex Investor Japan, a new company for retail investors in Japan. The company will offer registered members a range of software applications, Japanese language news and financial information and is important as we seek to broaden our presence in Asia. In February 2000, we developed a similar European venture with Reuters, Multex Investor Europe, through which we now operate retail investor sites in the UK, France and Germany.

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

Results of Operations

The following table shows the percentage of total revenues represented by the items in our consolidated statements of operations.

                                                                                 YEARS ENDED DECEMBER 31,
                                                                            2000            1999            1998
                                                                           ------          ------          ------
Revenues                                                                      100%            100%            100%
Cost of Revenues                                                            -20.8%          -25.9%          -23.1%
                                                                           ------          ------          ------
Gross profit                                                                 79.2%           74.1%           76.9%
Operating expenses:
     Sales and marketing                                                     30.3%           64.6%           39.4%
     Research and development                                                11.8%           15.4%           14.4%
     General and administrative                                              42.0%           45.1%           56.9%
                                                                           ------          ------          ------
Total operating expenses                                                     84.1%          125.1%          110.7%
Loss from operations                                                         -4.9%          -51.0%          -33.8%
Other income (expense):
     Gain on sale of equipment                                                 --              --             0.5%
     Offering expenses                                                         --              --            -3.8%
     Acquisition expenses                                                      --           -14.0%             --
     Interest expense                                                        -0.1%           -0.3%           -2.6%
     Interest income                                                          3.7%            5.7%            1.8%
                                                                           ------          ------          ------
Loss from continuing operations before income taxes                          -1.3%          -59.5%          -37.9%
Income tax expense                                                            0.1%            2.5%            1.3%
Loss from continuing operations                                              -1.4%          -62.0%          -39.2%
Income (loss) from discontinued operations, net of taxes                       --             0.3%           -1.9%
Gain on sale of discontinued operations, net of taxes                          --             0.6%            1.0%
Net loss                                                                     -1.4%          -61.1%          -40.1%
Redeemable preferred stock dividends                                           --            -2.9%          -12.2%
Net loss attributable to common shareholders                                 -1.4%          -64.0%          -52.3%

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Revenues

Revenue from MultexNET subscriptions are recognized in equal installments over the term of the subscription. Revenue from transactions on MultexNET and Multex Investor are recognized upon sale. Some of the transactional users of MultexNET pay a flat annual fee for the service, which entitles them to receive research and other reports at a discounted rate. Revenues from these users are recognized in equal installments over the term of the subscription. Revenue from sponsorships to Multex Investor are recognized in equal installments over the term of the sponsorship. Revenue from professional service fees related to Multex EXPRESS are recognized upon completion of service, whereas the license fees are recognized over the term of the agreement. Market Guide license fees are recognized over the term of the agreement.

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

Revenues increased 110% to $85.9 million for the year ended December 31, 2000 from $40.9 million for the year ended December 31, 1999. The increase in revenues was attributable to a number of factors: a significant increase in the number of institutions and individuals using our pay-per-view service, an increase in companies subscribing to MultexNET, an increase in the number of installations utilizing MultexEXPRESS to distribute their proprietary research to their employees and customers, an increase in the number of vendors distributing the Market Guide database, and increased advertising and sponsorship revenues from the Multex Investor and Market Guide Web sites. Additionally, revenue reflects the inclusion of approximately nine months of sales from Sage Online, approximately seven months of sales from Buzz Company, and less than one month of revenue from the BARRA estimates business.

Cost of Revenues

Cost of revenues consists primarily of fees payable to distributors of MultexNet and Multex Research-On-Demand, royalties payable to the authors of investment research and content offered through Multex Research-On-Demand, Multex Investor and marketguide.com, internal and external development costs incurred for MultexEXPRESS customers, research department costs related to the collection and processing of financial data and earnings estimates, purchases of equipment for resale and data communications costs.

Cost of revenues increased 68.8% to $17.8 million in the year ended December 31, 2000 from $10.6 million for the year ended December 31, 1999. As a percentage of revenues, cost of revenues decreased to 20.8% for the year ended December 31, 2000 from 25.9% for the year ended December 31, 1999. The increase in cost of revenues in dollar terms was primarily due to royalty and distribution fee payments as a result of increased sales of Multex Research-On-Demand, increased data collection costs related to the maintenance and enhancement of the Market Guide database, growth in web site traffic resulting in increased royalty payments to content providers, increased Web site development costs resulting from the increased number of MultexEXPRESS installations, and additional data communications charges resulting from increased sales of subscriptions for MultexNET and installations of MultexEXPRESS.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, advertising, public relations, tradeshow expenses and costs of marketing materials. Sales and marketing expenses decreased 1.4% to $26.0 million for the year ended December 31, 2000 from $26.4 million for the year ended December 31, 1999. As a percentage of revenues, sales and marketing expenses decreased to 30.3% for the year ended December 31, 2000 from 64.6% for the year ended December 31, 1999. The decrease in sales and marketing expenses reflect a sharp reduction in advertising expense combined with a favorable adjustment to the accounting for sales commission expense due to a change in facts and circumstances.

Research and Development. Research and development expenses consist primarily of salaries and benefits. Research and development expenses increased 61.1% to $10.1 million for the year ended December 31, 2000 from $6.3 million for the year ended December 31, 1999. As a percentage of revenues, research and development expenses decreased to 11.8% for the year ended December 31, 2000 from 15.4% for the year ended December 31, 1999. The increase in research and development expenses in dollar terms was primarily due to an increase in the number of developers employed by us, salary increases, and costs related to creating and developing new products and enhancements.

General and Administrative. General and administrative expenses consist primarily of salaries and benefits, fees for professional services and facility expenses, including depreciation of assets. General and administrative expenses increased 96.4% to $36.2 million for the year ended December 31, 2000 from $18.4 million for the year ended December 31, 1999. As a percentage of revenues, general and administrative expenses decreased to 42.1% for the year ended December 31, 2000 from 45.1% for the year ended December 31, 1999. The increase in general and administrative expenses in dollar terms in each period was primarily due to increased personnel, professional service fees and facility expenses necessary to support our domestic and international growth. Additionally, general and administrative expenses for the year ended December 31, 2000 include $2.1 million in expenses related to the amortization of warrants and $2.9 million in amortization of intangibles related to the acquisitions of Sage Online, BuzzCompany and Barra Global Estimates. There was no comparable amortization in 1999.

Loss from Operations

As a result of increased sales coupled with tighter cost control measures, loss from operations decreased 79.7% to $4.2 million for the year ended December 31, 2000 from $20.8 million for the year ended December 31, 1999. As a percentage of revenues, loss from operations was 4.9% for the year ended December 31, 2000 compared to 51.0% for the year ended December 31, 1999.

Other Income (expense)

Net interest income increased 39.2% to $3.1 million for the year ended December 31, 2000 from $2.2 million for the year ended December 31, 1999. The increase relates to additional cash from the sale of common stock.

For the year ended December 31, 1999, Multex.com recorded $5.7 million in expenses related to the September 1999 acquisition of Market Guide Inc. The majority of these expenses related to fees for investment bankers, outside counsel, accountants, proxy solicitors, document preparation and other costs related to consummating the acquisition. There was no comparable transaction during the year ended December 31, 2000.

Income Taxes

At December 31, 2000, Multex.com had net operating loss carryforwards of approximately $50.0 million and research and development credits of approximately $1.5 million for income tax purposes that expire in 2009 through 2020. The utilization with regard to timing and amount of the Company's net operating loss carryfowards may be limited due to changes in the Company's ownership pursuant to Section 382 of the Internal Revenue Code.

Income tax expense decreased 90.8% to $95,000 for the year ended December 31, 2000 from $1.0 million for the year ended December 31, 1999. The majority of income tax expense recognized for the year ended December 31, 1999 relates to Market Guide's operations prior to the September 1999 acquisition.

Loss from continuing operations

Loss from continuing operations decreased 95.3% to $1.2 million for the year ended December 31, 2000 from $25.3 million for the year ended December 31, 1999. The decrease in loss from continuing operations was due to higher revenues, reflecting an increased customer base and tighter cost control measures.

Discontinued operations

Income from discontinued operations and gain from sale of discontinued operations totaled $332,000 in the year ended December 31, 1999, reflecting Market Guide's sale of CreditRisk Monitor to New Generation Foods in January 1999. There was no comparable transaction in the year ended December 31, 2000.

Net loss attributable to common stockholders

As a result of increased sales coupled with tighter cost control measures, net loss decreased 95.4% to $1.2 million for the year ended December 31, 2000 from $26.2 million for the year ended December 31, 1999.

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

Revenues increased 85.5% to $40.9 million for the year ended December 31, 1999, from $22.0 million for the year ended December 31, 1998. The increase in revenues was attributable to a number of factors: a significant increase in the number of institutions and individuals using our pay-per-view service, greater acceptance of Multex Research-On-Demand, an increase in the number of installations utilizing MultexEXPRESS to distribute their proprietary research to their employees and customers, an increase in the number of vendors distributing the Market Guide database, and increased advertising and sponsorship revenues from the Multex Investor and Market Guide Web sites.

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

Loss from Operations

We invested heavily in establishing a brand name for our services, expanding internationally, continuing to develop enhanced services, maintaining our technological advantage and increasing the number of our employees and offices as we seek to increase our market share. For the foregoing reasons, loss from operations increased 179.5% to $20.8 million for the year ended December 31, 1999 from $7.4 million for the year ended December 31, 1998. As a percentage of revenues, loss from operations was 50.9% for the year ended December 31, 1999 compared to 33.8% for the year ended December 31, 1998.

Other Income (Expense)

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

Net loss attributable to common stockholders

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

Selected Unaudited Quarterly Results of Operations

The following table sets forth unaudited quarterly statement of operations data for each of the eight quarters ended December 31, 2000. In the opinion of management, the unaudited financial results include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of our consolidated results of operations for those periods. The consolidated quarterly data should be read in conjunction with the audited Consolidated Financial Statements and the Notes thereto appearing elsewhere in this report. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

In the following table, the quarters ended March 31, June 30, September 30 and December 31, 1999 include the calendar quarter results for Multex.com and the estimated results for Market Guide on a calendar quarter basis.

                                                                           Three Months Ended
                                  --------------------------------------------------------------------------------------------
                                    Mar.        June        Sept.       Dec.        Mar.        June        Sept.       Dec.
                                     31,         30,         30,         31,         31,         30,         30,         31,
                                    1999        1999        1999        1999        2000        2000        2000        2000
                                  --------    --------    --------    --------    --------    --------    --------    --------
                                                                        (in thousands)
Revenues ......................   $  7,606    $  8,841    $ 10,929    $ 13,474    $ 16,083    $ 19,167    $ 22,823    $ 27,869

Cost of revenues ..............      2,006       2,293       2,671       3,599       3,968       3,936       4,162       5,773
                                  --------    --------    --------    --------    --------    --------    --------    --------
Gross profit ..................      5,600       6,548       8,258       9,875      12,115      15,231      18,661      22,096
Operating expenses:
   Sales and marketing ........      4,031       4,912       6,619      10,817       6,240       5,917       6,568       7,292
   Research and
     development ..............      1,065       1,122       2,039       2,075       2,255       2,767       2,773       2,354
   General and
     administrative ...........      3,737       4,087       4,776       5,814       6,347       8,288      10,001      11,527
                                  --------    --------    --------    --------    --------    --------    --------    --------
     Total operating
       expenses ...............      8,833      10,121      13,434      18,706      14,842      16,972      19,342      21,173
                                  --------    --------    --------    --------    --------    --------    --------    --------
Income (loss) from
   operations .................     (3,233)     (3,573)     (5,176)     (8,831)     (2,727)     (1,741)       (681)        923
Net interest income ...........        263         711         685         586         697         616         883         930
Other income (expenses) .......         --          --      (5,606)       (106)         --          --          --          --
                                  --------    --------    --------    --------    --------    --------    --------    --------
Income (loss) from
   continuing operations ......         --
   before income tax ..........     (2,970)     (2,862)    (10,097)     (8,351)     (2,030)     (1,125)        202       1,853
Income tax expense ............        446         226         234         124          47          48          (8)          8
                                  --------    --------    --------    --------    --------    --------    --------    --------
Income (loss) from
   continuing operations ......     (3,416)     (3,088)    (10,331)     (8,475)     (2,077)     (1,173)        210       1,845
Discontinued operations .......        331          --          --          --          --          --          --          --
                                  --------    --------    --------    --------    --------    --------    --------    --------
Net income (loss) .............   $ (3,085)   $ (3,088)   $(10,331)   $ (8,475)   $ (2,077)   $ (1,173)   $    210    $  1,845
                                  ========    ========    ========    ========    ========    ========    ========    ========
Basic and diluted income
   (loss) from continuing
   operations - per
   share ......................   $  (0.45)   $  (0.12)   $  (0.39)   $  (0.31)   $  (0.07)   $  (0.04)   $   0.01    $   0.06
                                  ========    ========    ========    ========    ========    ========    ========    ========
Basic and diluted income
   (loss) - per
   share ......................   $  (0.42)   $  (0.12)   $  (0.39)   $  (0.31)   $  (0.07)   $  (0.04)   $   0.01    $   0.06
                                  ========    ========    ========    ========    ========    ========    ========    ========

                                                                           Three Months Ended
                                             ---------------------------------------------------------------------------
                                             Mar.      June      Sept.     Dec.      Mar.      June      Sept.     Dec.
                                              31,       30,       30,       31,       31,       30,       30,       31,
                                             1999      1999      1999      1999      2000      2000      2000      2000
                                             -----     -----     -----     -----     -----     -----     -----     -----
                                                                     Percentage of Total Revenues
                                             ---------------------------------------------------------------------------
Revenues .................................   100.0%    100.0%    100.0%    100.0%    100.0%    100.0%    100.0%    100.0%
Cost of revenues .........................    26.4      25.9      24.4      26.7      24.7      20.5      18.2      20.7
                                             -----     -----     -----     -----     -----     -----     -----     -----
Gross profit .............................    73.6      74.1      75.6      73.3      75.3      79.5      81.8      79.3
Operating expenses:
   Sales and marketing ...................    53.0      55.6      60.6      80.2      38.8      30.9      28.8      26.2
   Research and development ..............    14.0      12.7      18.7      15.4      14.0      14.4      12.2       8.4
   General and
     administrative ......................    49.1      46.2      43.7      43.2      39.5      43.2      43.8      41.4
                                             -----     -----     -----     -----     -----     -----     -----     -----
     Total operating
       expenses ..........................   116.1     114.5     123.0     138.8      92.3      88.5      84.8      76.0
                                             -----     -----     -----     -----     -----     -----     -----     -----
Income (loss) from
   operations ............................   (42.5)    (40.4)    (47.4)    (65.5)    (17.0)     (9.0)     (3.0)      3.3
Net interest income
   (expense) .............................     3.5       8.0       6.0       4.1       4.4       3.2       3.9       3.3
Other income (expenses)...................      --        --     (51.1)     (0.6)       --        --        --        --
                                             -----     -----     -----     -----     -----     -----     -----     -----
Income (loss) from
   continuing operations
   before income tax .....................   (39.0)    (32.4)    (92.5)    (62.0)    (12.6)     (5.8)      0.9       6.6
Income tax expense .......................    (5.9)     (2.5)     (2.0)     (0.9)     (0.3)     (0.3)     (0.0)     (0.0)
Income (loss) from
   continuing operations .................   (44.9)    (34.9)    (94.5)    (62.9)    (12.9)     (6.1)      0.9       6.6
Discontinued operations ..................     4.4        --        --        --        --        --        --        --
                                             -----     -----     -----     -----     -----     -----     -----     -----
Net income (loss) ........................   (40.5)%   (34.9)%   (94.5)%   (62.9)%   (12.9)%    (6.1)%     0.9%      6.6%
                                             =====     =====     =====     =====     =====     =====     =====     =====

Our revenues have increased in all quarters presented as a result of increased acceptance of MultexNET, which was launched in June 1996, MultexEXPRESS, which was launched in January 1997, Multex Investor, which was launched in November 1998, increased purchases of the Multex Research-On-Demand service, which was launched in April 1997, and the continued growth in the number of companies licensing the Market Guide database. Operating expenses have increased in dollar terms during the quarters presented. Sales and marketing expenses have decreased in dollar terms in the fiscal year ended 2000 as a result of a sharp reduction in advertising and a favorable adjustment to the accounting for sales commission expense due to a change in facts and circumstances. Research and development expenses increased in dollar terms as a result of expanded technological development efforts to support the launch of new services and to enhance the features and functionality of its services. General and administrative expenses increased in dollar terms as a result of an increase in personnel, additional facilities, sharply higher amortization expense resulting from three acquisitions and expenses related to the issuance of warrants.

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

Liquidity and Capital Resources

At December 31, 2000, we had $45.7 million of cash, cash equivalents and marketable securities. Our principal commitments consist of capital lease obligations of $194,000.

Net cash used in operating activities from continuing operations was $4.3 million in the year ended December 31, 2000, and $22.3 million in the equivalent period in 1999. The principal use of cash for all periods was to fund our losses from operations.

Net cash used in investing activities was $37.4 million in the year ended December 31, 2000, and $21.7 million in the equivalent period in 1999. Cash used in investing activities was primarily related to purchases of marketable securities, the acquisition of property and equipment, the build-out of the Company's news data center, and the acquisition of three companies in 2000.

Net cash provided by financing activities was $56.0 million in the year ended December 31, 2000, and $45.6 million for the equivalent period in 1999. Net cash provided by financing activities primarily consisted of net proceeds from the sale of equity securities and proceeds from the exercise of employee stock options.

Net cash provided by discontinued activities was $331,000 in the year ended December 31, 1999. There was no comparable transaction in the year ended December 31, 2000. Net cash provided by discontinued operating activities reflects proceeds from the gain on sale of Market Guide's CreditRisk Monitor division in January 1999.

We believe that our existing cash, cash equivalents and marketable securities, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures at least for the next twelve months.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                           CURRENCY RATE FLUCTUATIONS

Our results of operations, financial position, and cash flows are not materially affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. We do not use derivative financial instruments to limit our foreign currency risk exposure.

                           INTEREST RATE FLUCTUATIONS

Our results of operations, financial position, and cash flows are not materially affected by changes in market interest rates. We have no long-term debt obligations. We had $45.7 million in cash, cash equivalents and marketable securities as of December 31, 2000.

                                 COLLECTION RISK

Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. As a result, we do not anticipate any material losses in this area.

                   RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

Multex.com's business could be materially and adversely affected by a downturn in the financial services industry

We are dependent upon the continued demand for the distribution of investment research and other information over the Internet, making our business susceptible to a downturn in the financial services industry. For example, a decrease in the number of analysts that prepare investment research reports or in the capital dedicated to the dissemination of this research could result in a decrease in the number of research reports and other financial information available for distribution and a concomitant decrease in demand by our subscribers for these reports and other information. In addition, U.S. financial institutions are continuing to consolidate, increasing the leverage of our information providers to negotiate price and decreasing the overall potential market for some of our services. Weakness in the financial services industry could also adversely impact our subscription and Web site hosting renewal rates. These factors, as well as other changes occurring in the financial services industry, could have a material and adverse effect on our business, results of operations and financial condition.

Multex.com's business would be materially and adversely affected if the market for online investment research does not continue to grow

In order to be successful, we must increase our revenues from subscription fees for MultexNET, from development, hosting and subscription fees for MultexEXPRESS, generate additional sales of investment research on a pay-per-view basis through MultexNET-On-Demand, attract more users to Multex Investor and increase license fees from the Market Guide database. We must also integrate and increase revenues from our newly acquired subsidiaries, Sage Online and BuzzCompany.com. We face risks, among others, relating to our ability to:

o     anticipate and adapt to the changing Internet market;

o attract and retain more subscribers, research and data contributors, and technology and business partners;

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

The markets for our products and services are rapidly changing

The market for the distribution of investment research and other information over the Internet is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed electronic investment research distribution services over public and private networks, online services and the Internet. As is typical of a rapidly evolving market, demand and market acceptance for new services are subject to a high level of uncertainty.

Because the market for our services is still relatively new and rapidly evolving, it is difficult to predict with any degree of assurance the growth rate, if any, and the ultimate size, of this market. We cannot assure you that the market for our services will continue to grow or that our services will ever achieve significant market acceptance. If the market for our services weakens, grows or develops more slowly than expected, or becomes saturated with competitors, if our services do not achieve increased market acceptance, or if pricing becomes subject to significant competitive pressures, our business, results of operations and financial condition would be materially and adversely affected.

Multex.com's business could be materially and adversely affected by pressures of competition

The market for the distribution of investment research and other information over the Internet is intensely competitive. We expect competition to continue to increase. Competition also may increase as a result of industry consolidation. Increased competition could result in price reductions, reduced gross margins and loss of market share, any of which could have a material and adverse effect on our business, results of operations and financial condition. We currently face direct and indirect competition for both providers of investment research and other reports, and for subscribers, including with large and well-established distributors of financial information, such as Thomson Financial Services (through its subsidiaries First Call, Investext and I|B|E|S). Some of our competitors enjoy exclusive distribution arrangements with major financial institutions. We also compete with:

o companies that provide investment research, including investment banks and brokerage firms, many of whom have their own Web sites and potentially consortia of such firms;

o other providers of either free or subscription research services on the Internet;

o services provided by some of our strategic distributors which are competitive in one or more respects with our service offerings;

o numerous prospective competitors, including Standard & Poor's, Mergent, and Zacks Investment Research, that offer investment research-based services;

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

If we fail to successfully compete with these entities or information sources, our business, results of operations, and financial condition may be materially adversely affected. It is also possible that new competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, which could materially and adversely affect our business, results of operations and financial condition.

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

Multex.com's international operations are still new and may not be successful. We have only limited business experience outside of the United States

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

Our executive officers, directors and 5% or greater stockholders significantly influence all matters requiring a stockholder vote

Our executive officers, directors and existing stockholders who each own greater than 5% of the outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 50% of our outstanding common stock. As a result, our executive officers, directors and 5% or greater stockholders will be able to significantly influence the outcome of all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control.

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

Distribution and other fees to research providers and strategic partners increase Multex.com's costs

Royalties and distribution fees payable to our information providers and strategic partners to obtain distribution rights to research reports included in MultexNET-On-Demand constitute a significant portion of our cost of revenues. If we are required to increase the royalties or fees payable to these information providers or strategic partners, these increased payments could have a material and adverse effect on our business, results of operations and financial condition.

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

                     Risks Related to the Internet Industry

If the Internet infrastructure is not adequately maintained, we may be unable to provide investment research and information services in a timely manner

Our future success will depend, in substantial part, upon the maintenance of the Internet infrastructure, including a reliable network backbone with the necessary speed, data capacity and security, and the timely development of enabling products for providing reliability and timely Internet access and services. We cannot assure you that the Internet infrastructure will continue to be able to support the demands placed on it or that the performance or reliability of the Internet will not be adversely affected. Furthermore, the Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure or otherwise, and these outages or delays could adversely affect the Web sites of our contributors, subscribers or distributors. In addition, the Internet could lose its viability as a form of media due to delays in the development or adoption of new standards and protocols that can handle increased levels of activity. We cannot assure you that the infrastructure and complementary products and services necessary to maintain the Internet as a viable commercial medium will be developed or maintained.

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

We may become subject to burdensome government regulation and legal uncertainties

The laws governing the Internet remain unsettled, even in areas where there has been legislative action. Legislation could dampen the growth in the use of the Internet generally and decrease the acceptance of the Internet as a communications and commercial medium, which could have a material and adverse effect on our business, results of operations and financial condition. In addition, due to the global nature of the Internet, it is possible that, although transmissions relating to our services originate mainly in the State of New York, governments of other states, the United States or foreign countries might attempt to regulate our services or levy sales or other taxes on our activities. We cannot assure you that violations of local or other laws will not be alleged or charged by local, state, federal or foreign governments, that we might not unintentionally violate these laws or that these laws will not be modified, or new laws enacted, in the future. Any of these developments could have a material and adverse effect on our business, results of operations and financial condition.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)(1) Consolidated Financial Statements

                                MULTEX.COM, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                             Page
Report of Independent Auditors..............................................................................   32

Consolidated Balance Sheets as of December 31, 2000 and 1999................................................   33

Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998..................   34

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2000, 1999 and
   1998.....................................................................................................   35

Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998..................   36

Notes to Consolidated Financial Statements..................................................................   38

Schedule II - Valuation and Qualifying Accounts.............................................................   52

(a)(2) Supplementary Data

Not Applicable.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Multex.com, Inc.

      We have audited the accompanying consolidated balance sheets of Multex.com, Inc. (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Multex.com, Inc. as of December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                ERNST & YOUNG LLP

New York, New York
January 24, 2001

                                MULTEX.COM, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                  December 31,
                                                                                                  ------------
                                                                                           2000                 1999
                                                                                       -------------        -------------
ASSETS
Current assets:
 Cash and cash equivalents                                                                20,237,000        $   6,089,000
 Marketable securities                                                                    25,493,000           33,028,000
 Accounts receivable, less allowance of $1,240,000 in 2000 and $423,000 in 1999           27,497,000           10,954,000
 Other current assets                                                                      6,542,000            3,193,000
                                                                                       -------------        -------------
Total current assets                                                                      79,769,000           53,264,000

Property and equipment, net                                                               37,909,000           10,862,000
Goodwill, net                                                                             33,704,000                   --
Intangibles, net                                                                          17,649,000                   --
Other                                                                                      5,490,000            1,474,000
                                                                                       -------------        -------------
Total assets                                                                           $ 174,521,000        $  65,600,000
                                                                                       =============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                                      $   4,805,000        $   5,051,000
 Accrued expenses                                                                          9,742,000            4,778,000
 Current portion of capital lease obligations                                                110,000              225,000
 Deferred revenues                                                                        10,533,000            5,691,000
                                                                                       -------------        -------------
Total current liabilities                                                                 25,190,000           15,745,000

Long term liabilities:
 Capital lease obligations                                                                    84,000              193,000
 Deferred rent                                                                             3,119,000            2,431,000
 Other                                                                                         3,000               31,000
                                                                                       -------------        -------------
Total long term liabilities                                                                3,206,000            2,655,000

Stockholders' equity:
 Preferred stock - $.01 par value:
   Authorized - 5,000,000 shares; none issued and outstanding                                     --                   --
 Common stock $.01 par value:
   Authorized - 200,000,000 shares; issued and outstanding
     31,741,000 shares in 2000 and 27,180,000 in 1999                                        317,000              272,000
 Additional paid-in-capital                                                              216,683,000          109,564,000
 Accumulated deficit                                                                     (61,336,000)         (60,141,000)
 Deferred equity consideration                                                            (9,671,000)          (2,431,000)
 Accumulated other comprehensive income (loss)                                               132,000              (64,000)
                                                                                       -------------        -------------
Total stockholders' equity                                                               146,125,000           47,200,000
                                                                                       -------------        -------------
Total liabilities and stockholders' equity                                             $ 174,521,000        $  65,600,000
                                                                                       =============        =============

          See accompanying notes to consolidated financial statements.

                                MULTEX.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   Years Ended December 31,
                                                                                   ------------------------
                                                                         2000                1999                1998
                                                                        ---------        ------------        ------------
Revenues                                                             $ 85,942,000        $ 40,850,000        $ 22,021,000
Cost of revenues                                                       17,839,000          10,569,000           5,083,000
                                                                     ------------        ------------        ------------
Gross profit                                                           68,103,000          30,281,000          16,938,000

Operating expenses:
 Sales and marketing                                                   26,017,000          26,379,000           8,667,000
 Research and development                                              10,149,000           6,301,000           3,167,000
 General and administrative                                            36,163,000          18,414,000          12,550,000
                                                                     ------------        ------------        ------------
Total operating expenses                                               72,329,000          51,094,000          24,384,000

Loss from operations                                                   (4,226,000)        (20,813,000)         (7,446,000)

Other income (expense):
 Gain on sale of equipment                                                     --                  --             125,000
 Offering expenses                                                             --                  --            (841,000)
 Acquisition expenses                                                          --          (5,713,000)                 --
 Interest expense                                                         (88,000)           (114,000)           (575,000)
 Interest income                                                        3,214,000           2,359,000             389,000
                                                                     ------------        ------------        ------------
Loss from continuing operations before income taxes                    (1,100,000)        (24,281,000)         (8,348,000)
Income tax expense                                                         95,000           1,030,000             276,000
                                                                     ------------        ------------        ------------
Loss from continuing operations                                        (1,195,000)        (25,311,000)         (8,624,000)

Discontinued operations:
 Income (loss) from discontinued operations, net of taxes                      --             106,000            (440,000)
 Gain on sale of discontinued operations, net of taxes                         --             226,000             226,000
                                                                     ------------        ------------        ------------
                                                                               --             332,000            (214,000)

Net loss                                                               (1,195,000)        (24,979,000)         (8,838,000)
Redeemable preferred stock dividends                                           --           1,188,000           2,680,000
                                                                     ------------        ------------        ------------
Net loss attributable to common stockholders                         $ (1,195,000)       $(26,167,000)       $(11,518,000)
                                                                     ============        ============        ============

Earnings (loss) per common share - basic and diluted:
 Continuing operations, net of redeemable preferred
   stock dividends                                                   $      (0.04)       $      (1.17)       $      (1.49)
 Discontinued operations                                                       --                0.01               (0.03)
                                                                     ------------        ------------        ------------
 Net loss                                                            $      (0.04)       $      (1.15)       $      (1.51)
                                                                     ============        ============        ============

Number of shares used in computing basic and diluted
 loss per share                                                        30,260,000          22,688,000           7,610,000
                                                                     ============        ============        ============

          See accompanying notes to consolidated financial statements.

                                MULTEX.COM, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                    Common Stock             Additional
                                                    ------------              Paid-in        Accumulated       Deferred
                                                Shares        Amount          Capital          Deficit       Compensation
                                               ---------   -------------   -------------    -------------    -------------
Balance at December 31, 1997 ...........       7,169,000   $      72,000   $   1,812,000    $ (25,928,000)   $  (1,052,000)
Net loss ...............................              --              --              --       (8,838,000)              --
Translation adjustment .................              --              --              --               --               --
Comprehensive loss .....................              --              --              --               --               --
Redeemable preferred stock dividend ....              --              --      (2,679,000)              --               --
Stock issued for services ..............          10,000              --          45,000               --               --
Issuance of common stock from the
 employee stock purchase plan ..........          33,000              --         185,000               --               --
Exercise of options ....................         631,000           6,000         219,000          225,000
Tax benefit from option exercises ......              --              --         242,000               --               --
Amortization of deferred compensation
 relating to stock options .............              --              --              --               --          440,000
Cancellation of stock options ..........              --              --         (25,000)              --           25,000
Deferred compensation related to stock
 options ...............................              --              --         872,000               --         (873,000)
Sale of stock and issuance of options in
 connection with the acquisition of
 certain assets of Multex Data Group ...          75,000           1,000         644,000               --               --
Issuance of stock in connection with
 the acquisition of Multex Data Group ..         125,000           1,000         624,000               --               --
Issuance of warrant in connection with
 long-term debt ........................              --              --         100,000               --               --
                                              ----------   -------------   -------------    -------------    -------------
Balance at December 31, 1998 ...........       8,043,000          80,000       2,039,000      (34,766,000)      (1,460,000)
Net loss ...............................              --              --              --      (24,979,000)              --
Translation adjustment .................              --              --              --               --               --
Unrealized loss on marketable
 securities ............................              --              --              --               --               --
Comprehensive loss .....................              --              --              --               --               --
Redeemable preferred stock dividend ....              --              --      (1,188,000)              --               --
Conversion of redeemable preferred
 stock to common stock .................      14,861,000         149,000      60,912,000               --               --
Issuance of common stock, net of
 offering costs ........................       3,284,000          33,000      41,604,000               --               --
Exercise of options ....................         945,000           9,000       3,508,000               --               --
Amortization of deferred compensation
 relating to stock options .............              --              --              --               --          480,000
Compensation related to acceleration
 of option vesting .....................              --              --         161,000               --               --
Issuance of common stock from the
 employee stock purchase plan ..........          47,000           1,000         572,000               --               --
Issuance of warrants ...................              --              --       1,956,000               --       (1,456,000)
Amortization of warrants ...............              --              --              --               --            5,000
Accumulated deficit adjustment (Note 1)               --              --              --         (396,000)              --
                                              ----------   -------------   -------------    -------------    -------------
Balance at December 31, 1999 ...........      27,180,000         272,000     109,564,000      (60,141,000)      (2,431,000)
Net loss ...............................              --              --              --       (1,195,000)              --
Translation adjustment .................              --              --              --               --               --
Unrealized gain on marketable
 securities ............................              --              --              --               --               --
Comprehensive loss .....................              --              --              --               --               --
Issuance of common stock ...............       3,412,000          34,000      85,404,000               --               --
Exercise of options ....................         542,000           5,000       3,005,000               --               --
Amortization of deferred compensation
 relating to stock options .............              --              --              --               --          480,000
Issuance of common stock from the
 employee stock purchase plan ..........         141,000           1,000       1,621,000               --               --
Exercise of warrants ...................         266,000           3,000          (3,000)              --               --
Issuance of warrants ...................              --              --       9,810,000               --       (9,810,000)
Amortization of warrants ...............              --              --              --               --        2,090,000
Tax benefit from option exercises ......              --              --       1,884,000               --               --
Purchase of software ...................         200,000           2,000       5,398,000               --               --
                                              ----------   -------------   -------------    -------------    -------------
Balance at December 31, 2000 ...........      31,741,000   $     317,000   $ 216,683,000    $ (61,336,000)   $  (9,671,000)
                                              ==========   =============   =============    =============    =============

                                             Accumulated
                                                Other
                                            Comprehensive
                                            Income (Loss)         Total
                                            -------------    -------------
Balance at December 31, 1997 ...........    $     (14,000)   $ (25,110,000)
                                                             -------------
Net loss ...............................               --       (8,838,000)
Translation adjustment .................           (2,000)          (2,000)
                                                             -------------
Comprehensive loss .....................               --       (8,840,000)
                                                             -------------
Redeemable preferred stock dividend ....               --       (2,679,000)
Stock issued for services ..............               --           45,000
Issuance of common stock from the
 employee stock purchase plan ..........               --          185,000
Exercise of options ....................                           225,000
Tax benefit from option exercises ......               --          242,000
Amortization of deferred compensation
 relating to stock options .............               --          440,000
Cancellation of stock options ..........               --               --
Deferred compensation related to stock
 options ...............................               --           (1,000)
Sale of stock and issuance of options in
 connection with the acquisition of
 certain assets of Multex Data Group ...               --          645,000
Issuance of stock in connection with
 the acquisition of Multex Data Group ..               --          625,000
Issuance of warrant in connection with
 long-term debt ........................               --          100,000
                                            -------------    -------------
Balance at December 31, 1998 ...........          (16,000)     (34,123,000)
                                                             -------------
Net loss ...............................               --      (24,979,000)
Translation adjustment .................            1,000            1,000
Unrealized loss on marketable
 securities ............................          (49,000)         (49,000)
                                                             -------------
Comprehensive loss .....................               --      (25,027,000)
                                                             -------------
Redeemable preferred stock dividend ....               --       (1,188,000)
Conversion of redeemable preferred
 stock to common stock .................               --       61,061,000
Issuance of common stock, net of
 offering costs ........................               --       41,637,000
Exercise of options ....................               --        3,517,000
Amortization of deferred compensation
 relating to stock options .............               --          480,000
Compensation related to acceleration
 of option vesting .....................               --          161,000
Issuance of common stock from the
 employee stock purchase plan ..........               --          573,000
Issuance of warrants ...................               --          500,000
Amortization of warrants ...............               --            5,000
Accumulated deficit adjustment (Note 1)                --         (396,000)
                                            -------------    -------------
Balance at December 31, 1999 ...........          (64,000)      47,200,000
Net loss ...............................               --       (1,195,000)
Translation adjustment .................         (100,000)        (100,000)
Unrealized gain on marketable
 securities ............................          296,000          296,000
                                                             -------------
Comprehensive loss .....................               --         (999,000)
                                                             -------------
Issuance of common stock ...............               --       85,438,000
Exercise of options ....................               --        3,010,000
Amortization of deferred compensation
 relating to stock options .............               --          480,000
Issuance of common stock from the
 employee stock purchase plan ..........               --        1,622,000
Exercise of warrants ...................               --               --
Issuance of warrants ...................               --               --
Amortization of warrants ...............               --        2,090,000
Tax benefit from option exercises ......               --        1,884,000
Purchase of software ...................               --        5,400,000
                                            -------------    -------------
Balance at December 31, 2000 ...........    $     132,000    $ 146,125,000
                                            =============    =============

          See accompanying notes to consolidated financial statements.

                                MULTEX.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Years ended December 31,
                                                                                  ------------------------
                                                                          2000               1999                1998
                                                                       ------------       ------------       ------------
Operating activities
Net loss from continuing operations                                    $ (1,195,000)      $(25,311,000)      $ (8,624,000)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
  Amortization of equity consideration                                    2,570,000            646,000            440,000
  Gain of sale of equipment                                                      --                 --           (125,000)
  Depreciation and amortization of property and equipment                 6,129,000          3,365,000          1,870,000
  Amortization of goodwill and intangibles                                2,924,000                 --                 --
  Amortization of issuance and financing costs                                   --             13,000            147,000
  Deferred income tax                                                            --            191,000           (180,000)
  Bad debt expense                                                        1,057,000            901,000            148,000
  Stock issued for services                                                      --                 --             45,000
  Accumulated deficit adjustment                                                 --           (396,000)                --
  Changes in operating assets and liabilities:
    Accounts receivable                                                 (16,653,000)        (8,187,000)        (1,175,000)
    Other current assets                                                   (283,000)        (2,700,000)           106,000
    Other assets                                                         (3,820,000)        (1,283,000)           178,000
    Accounts payable                                                     (2,426,000)         2,977,000            539,000
    Accrued expenses                                                      3,293,000          3,179,000            508,000
    Deferred revenues                                                     3,442,000          2,315,000          1,374,000
    Deferred rent                                                           688,000          2,012,000            (11,000)
    Other liabilities                                                       (50,000)           (28,000)            59,000
                                                                       ------------       ------------       ------------
Net cash used in operating activities from continuing operations         (4,324,000)       (22,306,000)        (4,701,000)

Investing activities
Purchases of marketable securities                                     (101,595,000)       (41,957,000)       (21,283,000)
Deposits and other assets                                                        --                 --             12,000
Proceeds from sale or maturities of marketable securities               109,426,000         28,895,000          8,932,000
Proceeds from sale of division, net of related expenses                          --                 --            819,000
Proceeds from sale of equipment                                                  --                 --            201,000
Acquisition of companies, net of cash acquired                          (20,268,000)                --                 --
Purchases of property and equipment                                     (24,999,000)        (8,634,000)        (1,874,000)
                                                                       ------------       ------------       ------------
Net cash used in investing activities                                   (37,436,000)       (21,696,000)       (13,193,000)

Financing activities
Proceeds from issuances of stock                                         56,233,000         45,727,000         20,710,000
Preferred stock issuance costs                                                   --                 --           (100,000)
Proceeds from long-term debt                                                     --                 --          1,850,000
Proceeds from issuance of warrants                                               --            500,000                 --
Repayment of long-term debt and capital leases                             (224,000)          (624,000)        (3,177,000)
Other liabilities                                                                --                 --           (313,000)
                                                                       ------------       ------------       ------------
Net cash provided by financing activities                                56,009,000         45,603,000         18,970,000

Discontinued activities
Income (loss) from discontinued operations including gain on sale,
  net of taxes                                                                   --            106,000           (214,000)
Adjustments to reconcile income (loss) from discontinued operations to net cash used in discontinued operations:
    Gain on sale of discontinued operations, net of taxes                        --            225,000           (225,000)
    Depreciation                                                                 --                 --            101,000
    Decrease in net assets of discontinued operations                            --                 --             77,000
                                                                       ------------       ------------       ------------
Net cash provided by discontinued operations                                     --            331,000           (261,000)

Effect of exchange rate changes on cash                                    (101,000)             1,000             (2,000)
                                                                       ------------       ------------       ------------
Increase in cash and cash equivalents                                    14,148,000          1,933,000            813,000
Cash and cash equivalents, beginning of year                              6,089,000          4,156,000          3,343,000
                                                                       ------------       ------------       ------------
Cash and cash equivalents, end of year                                 $ 20,237,000       $  6,089,000       $  4,156,000
                                                                       ============       ============       ============

          See accompanying notes to consolidated financial statements.

                                MULTEX.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Years ended December 31,
                                                                                       -----------------------
                                                                               2000             1999              1998
                                                                            -----------      -----------       -----------
Supplemental disclosures of cash flow information
Noncash investing and financing activity:
   Acquisition of fixed assets through capital leases                       $        --      $   280,000       $        --
                                                                            ===========      ===========       ===========
   Accrued purchases of fixed assets                                        $ 1,455,000      $   844,000       $   128,000
                                                                            ===========      ===========       ===========
   Fair market value of stock issued in connection with the
     acquisition of Multex Data Group                                       $        --      $        --       $   970,000
                                                                            ===========      ===========       ===========
   Unrealized gain (loss) on marketable securities                          $   296,000      $   (49,000)      $        --
                                                                            ===========      ===========       ===========
   Stock issued for acquisition of Sage Online                              $11,037,000      $        --       $        --
                                                                            ===========      ===========       ===========
   Stock issued for acquisition of BuzzCompany                              $22,801,000      $        --       $        --
                                                                            ===========      ===========       ===========
   Stock issued for acquisition of software                                 $ 5,400,000      $        --       $        --
                                                                            ===========      ===========       ===========
   Stock issued for exercise of warrants                                    $     3,000      $        --       $        --
                                                                            ===========      ===========       ===========
   Stock issued for services                                                $        --      $        --       $    45,000
                                                                            ===========      ===========       ===========
   Fair market value of warrants issued                                     $ 9,810,000      $ 1,956,000       $        --
                                                                            ===========      ===========       ===========
   Taxes paid                                                               $   227,000      $   419,000       $    13,000
                                                                            ===========      ===========       ===========
   Interest paid                                                            $    88,000      $    88,000       $   415,000
                                                                            ===========      ===========       ===========

          See accompanying notes to consolidated financial statements.

                                MULTEX.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000

1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Organization

     Multex.com, Inc. (the "Company" or "Multex.com") is a global provider of investment information and technology solutions to the financial services industry, including brokerage firms, professional money management firms, hedge funds, venture capital firms, mutual funds, investment banks, corporations, and individual investors. Headquartered in New York, the Company also has offices in London, San Francisco, Edinburgh and Hong Kong.

Basis of Presentation

     The Company's fiscal year ends on December 31. On September 23, 1999, the Company completed the acquisition of Market Guide Inc. ("Market Guide"), which was accounted for as a pooling of interests (See Note 5). The pooling of interests method of accounting requires the restatement of all periods as if the Company and Market Guide had always been combined. All prior year consolidated financial statements have been restated to reflect the acquisition of Market Guide.

         In October, 1999, Market Guide changed its fiscal year end from February 28 to December 31. The consolidated balance sheet at December 31, 1999, combines the balance sheets of Multex.com and Market Guide as of December 31, 1999.

         The consolidated statements of operations for the year ended December 31, 1999 combine the statements of operations of Multex.com and Market Guide for the year ended December 31, 1999. The consolidated statements of operations for the year ended December 31, 1998 combine the statements of operations of Multex.com for the year ended December 31, 1998 and the statements of operations of Market Guide for the year ended February 28, 1999, respectively.

         The consolidated statements of operations for both of the years ended December 31, 1999 and 1998 include the results of operations of Market Guide for the two month period ended February 28, 1999. As a result, in both 1999 and 1998, accumulated deficit as of December 31, 1999 has been adjusted by $396,000 to reflect the effect of including results of operations of Market Guide for the two month period ended February 28, 1999.

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Multex.com, Inc. and its wholly-owned subsidiaries. Significant intercompany account balances and transactions have been eliminated in consolidation.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Segment Information

     The Company discloses information regarding segments in accordance with Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for reporting of financial information about operating segments in annual financial statements

                                MULTEX.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)

1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

and requires reporting selected information about operating segments in interim financial reports. The disclosure of segment information was not required as the Company operates in only one business segment.

Stock-Based Compensation

     The Company measures compensation expense related to the grant of stock options and stock-based awards to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, under which compensation expense, if any, is generally based on the difference between the exercise price of an option, or the amount paid for the award and the market price or fair value of the underlying common stock at the date of the award. Stock-based compensation arrangements involving nonemployees are accounted for under SFAS No. 123, Accounting for Stock-Based Compensation, under which such arrangements are accounted for based on the fair value of the option or award. As required by SFAS No. 123, the Company discloses pro forma net loss per share information reflecting the effect of applying SFAS No. 123 fair value measurement to employee and director arrangements.

     In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25, which became effective beginning July 1, 2000. The adoption of this new accounting standard did not have a significant effect on the Company's financial position or results of operations.

Concentration of Credit Risk

     At December 31, 2000, substantially all cash and cash equivalents were held in nine financial institutions.

     The Company's customers are concentrated among institutional investors and financial professionals, including mutual fund managers, portfolio managers, brokers and their clients, as well as through third party redistributors. The Company derives most of its revenue from customers located within the United States. The Company's non-US revenue and net loss totaled approximately $5.0 million and $1.4 million, respectively.

     One customer accounted for approximately 13% of revenues for the year ended December 31, 2000 and approximately 20% of accounts receivable at December 31, 2000. The same customer accounted for approximately 10% of revenues for the year ended December 31, 1999 and approximately 21% of accounts receivable at December 31, 1999. Another customer accounted for approximately 11% of revenues for the year ended December 31, 1998. The Company performs ongoing credit evaluations, generally does not require collateral and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends, and other information; to date, such losses have been within management's expectations.

Derivatives and Hedging Activities

      In 2000, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. To date, the Company has not made use of the financial instruments covered by this statement and therefore there is no impact on its financial position or results of operations.

Foreign Currency Translation

      The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation. The functional currency of the Company's foreign operating units is the local currency in the country that the entity operates. All assets and liabilities have been translated using the exchange rate in effect at the balance sheet date. Statement of operations amounts have been

                                MULTEX.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)

1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

translated using the average exchange rate for the period. Adjustments resulting from such translation have been reported separately as a component of other comprehensive income in stockholders' equity.

Fair Value of Financial Instruments

     The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values.

Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of 90 days or less when purchased (other than commercial paper included in marketable securities) to be cash equivalents.

Marketable Securities

     Marketable securities are classified as available for sale. Marketable securities consist of government securities, corporate notes and bonds, certificates of deposit and commercial paper. Marketable securities are carried at fair value, which approximates cost.

Property and Equipment

     Property and equipment are stated at cost, and depreciation is computed using the straight-line method over the estimated useful life of the asset or the life of the lease, whichever is shorter, which ranges from two to five years.

Goodwill and Intangibles

     Goodwill is amortized using the straight-line method principally over 10 years. Acquired identifiable intangible assets consisting of customer lists, database content and database software are amortized using the straight-line method over estimated useful lives ranging from 3 to 10 years.

Impairment of Long-Lived Assets

     The Company continually reviews amortization periods and the carrying value of long-lived assets including furniture and fixtures, property and equipment, goodwill and intangibles to determine whether there are any indications of reduction in useful lives or impairment losses. With respect to goodwill and intangibles, events that would cause the Company to conduct an impairment assessment include significant losses of customers, operating results of acquired businesses that continually failed to meet management's performance expectations, diminished marketability of acquired databases, or diminished utility of acquired technology. If, after conducting such assessment, indications of impairment are present in long-lived assets, the estimated future undiscounted cash flows associated with the corresponding assets would be compared to its carrying amounts to determine if a change in useful life or a write-down to fair value is necessary.

Deferred Revenue

      Deferred revenue represents the unamortized portion of annual subscriptions received in advance, and fees received from customers in advance of performance of services.

                                MULTEX.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)

1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

      Pursuant to Staff Accounting Bulletin 101, the Company recognizes revenue when a signed contract exists, the fee is fixed and determinable and collection of the resulting receivable is probable. For contracts with multiple elements (e.g., website development services, hosting services and computer equipment), the Company allocates revenue to each element of the contract based on objective evidence of the element's fair value.

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

Advertising

     The Company expenses the costs of advertising as incurred. Advertising expense for the years ended December 31, 2000, 1999, and 1998 was approximately $6.4 million, $15.3 million, and $2.5 million, respectively.

Earnings (Loss) Per Share

     The Company calculates earning per share in accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin No. 98. Accordingly, basic earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock options (using the treasury stock method); common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

Comprehensive Income

     The Company follows the requirements of SFAS No. 130, Reporting Comprehensive Income, for the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains or losses on the Company's available for sale securities and foreign currency translation adjustments to be included in other comprehensive income (loss).

Offering Expenses

      Offering expenses in 1998 represent costs incurred in connection with a proposed but withdrawn financing.

                                MULTEX.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)

2. MARKETABLE SECURITIES

         The amortized cost, gross unrealized gains and losses and fair value of the investment securities available for sale are as follows:

                                                                           Gross                 Gross
                                                  Amortized           Unrealized            Unrealized
December 31, 2000                                      Cost                Gains                losses            Fair Value
-----------------                                     -----                -----                ------            ----------
U.S. government notes and bonds ........        $13,220,000          $   214,000           $        --           $13,434,000
Corporate bonds and notes ..............          6,393,000               25,000                    --             6,418,000
Commercial paper .......................          4,040,000               28,000                    --             4,068,000
Euro dollar bonds ......................            559,000                   --                    --               559,000
Mutual funds ...........................          1,034,000                   --               (20,000)            1,014,000
                                                -----------          -----------           -----------           -----------
                                                $25,246,000          $   267,000           $   (20,000)          $25,493,000
                                                ===========          ===========           ===========           ===========
                                                                            Gross                Gross
                                                   Amortized           Unrealized           Unrealized
December 31, 1999                                       Cost                Gains                losses           Fair Value
-----------------                                      -----                -----                ------           ----------
U.S. government notes and bonds ........         $ 2,535,000          $        --          $        --           $ 2,535,000
Corporate bonds and notes ..............           7,779,000                   --              (31,000)            7,748,000
Commercial paper .......................          19,341,000                3,000               (4,000)           19,340,000
Euro dollar bonds ......................           2,518,000                   --              (17,000)            2,501,000
Repurchase agreements ..................             904,000                   --                   --               904,000
                                                 -----------          -----------          -----------           -----------
                                                 $33,077,000          $     3,000          $   (52,000)          $33,028,000
                                                 ===========          ===========          ===========           ===========

     Realized gains upon redemption of marketable debt instruments are included in interest income.

3. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                            December 31,
                                                                            ------------
                                                                       2000             1999
                                                                    -----------      -----------
Computer and telecommunications equipment and related software      $37,104,000      $13,726,000
Furniture and fixtures .......................................        3,149,000        1,462,000
Leasehold improvements .......................................       12,616,000        4,505,000
                                                                    -----------      -----------
                                                                     52,869,000       19,693,000

Less accumulated depreciation and amortization ...............       14,960,000        8,831,000
                                                                    -----------      -----------
                                                                    $37,909,000      $10,862,000
                                                                    ===========      ===========

4. GOODWILL AND INTANGIBLES

     The Company has allocated the purchase price of acquired companies to identifiable tangible assets and liabilities and intangible assets based on the nature and the terms of the various purchase agreements and evaluation of the acquired businesses. Amounts not allocated to tangible assets and liabilities and identifiable intangible assets have been recorded as goodwill.

                                MULTEX.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)

4. GOODWILL AND INTANGIBLES (continued)

Goodwill and other identifiable intangible assets consist of the following:

                                                                   December 31,
                                                                      2000
                                                                   ------------
Goodwill ...........................................               $ 35,808,000
Accumulated amortization ...........................                 (2,104,000)
                                                                   ------------
Goodwill, net ......................................               $ 33,704,000
                                                                   ============

Database technology ................................               $ 11,677,000
Database content ...................................                  6,114,000
Customer lists .....................................                    678,000
Accumulated amortization ...........................                   (820,000)
                                                                   ------------
Other intangibles, net .............................               $ 17,649,000
                                                                   ============
Amortization expense totaled $2.9 million in 2000.

5. ACQUISITIONS

      BARRA Global Estimates

      On December 7, 2000 the Company acquired the BARRA Global Estimates business from BARRA, Inc. for approximately $12.5 million in cash. The BARRA Global Estimates business provides consensus and attributed estimates of financial performance metrics from more than 400 non-U.S. brokers covering over 11,000 companies in more than 60 countries. The acquisition has been accounted for by the purchase method of accounting and accordingly, the excess of the purchase price over the fair market value of the net assets acquired has been allocated to goodwill. This acquisition did not meet the criteria for pro forma disclosure due to immateriality.

      BuzzCompany, Inc.

      On May 10, 2000 the Company acquired all of the outstanding shares of BuzzCompany, Inc., a developer of next-generation e-community software and a provider of web application development services. The Company issued 1,058,000 shares of common stock, with a fair market value of $21.55 per share. The acquisition has been accounted for by the purchase method of accounting and accordingly, the excess of the purchase price over the fair market value of the net assets acquired has been allocated to goodwill.

      Sage Online, Inc.

      On March 20, 2000 the Company acquired all of the outstanding shares of Sage Online, Inc., a provider of live events and interactive community for personal finance, including mutual fund and equity content, chat rooms, forums and message boards. The Company issued 354,000 shares of common stock, with a fair market value of $31.16 per share, and paid $6 million in cash. The acquisition has been accounted for by the purchase method of accounting and accordingly, the excess of the purchase price over the fair market value of the net assets acquired has been allocated to goodwill.

     The table below reflects unaudited pro forma combined results of the Company, Sage Online and BuzzCompany as if the acquisitions had taken place at the beginning of fiscal 2000 and 1999:

                                               2000                     1999
                                               ----                     ----
Revenues .......................           $ 87,357,000            $ 44,477,000
Net loss .......................             (4,544,000)            (31,169,000)
Earnings per share .............           $      (0.15)           $      (1.29)

      The pro forma net loss in each year is significantly higher than the actual net loss reported on the statement of operations principally due to additional amortization of acquired intangibles and goodwill.

      The allocation of purchase price for the acquisitions completed in 2000 as reflected in the December 31, 2000

                                MULTEX.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)

5. ACQUISITIONS (continued)

consolidated balance sheet is based on the Company's initial assessment of the fair value of assets acquired and therefore is preliminary. The allocations may be modified as the Company finalizes the purchase accounting for such acquisitions.

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

     Unaudited combined and separate results of the Company and Market Guide for the period from January 1, 1999 to September 23, 1999 were:

                                                                                      Market         Inter-
                                                                    Multex.com         Guide        Company       Combined
                                                                    ----------         -----        -------       --------
Revenues......................................................     $ 19,235,000     $ 8,319,000   $ (178,000)   $ 27,376,000
Net income (loss).............................................      (14,883,000)     (2,809,000)          --     (17,692,000)

     Adjustments to conform Market Guide's method of accounting for computer software and database expansion costs with that of the Company increased combined net loss for the year ended December 31, 1998 by approximately $605,000.

6. ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                           December 31,
                                                           ------------
                                                     2000                 1999
                                                     ----                 ----
Payroll and related costs ..............          $  970,000          $  598,000
Accrued vacation .......................             265,000             200,000
Accrued bonuses ........................           3,668,000           1,245,000
Royalties ..............................             833,000           1,004,000
Professional fees ......................             653,000             454,000
Due to BARRA, Inc. .....................           1,124,000                  --
Other ..................................           2,229,000           1,277,000
                                                  ----------          ----------
                                                  $9,742,000          $4,778,000
                                                  ==========          ==========

7. COMMITMENTS

Operating Leases

     The Company has various lease agreements for offices. Lease terms generally range from five to ten years with options to renew at varying terms. The approximate future minimum annual rental payments under these operating leases are as follows:

2001................................................................  $4,214,000
2002................................................................   4,523,000
2003................................................................   4,583,000
2004................................................................   4,580,000
2005................................................................   4,541,000
Thereafter..........................................................  12,492,000
                                                                     -----------
                                                                     $34,933,000
                                                                     ===========

                                MULTEX.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)

7. COMMITMENTS (continued)

       Total rental expense for the years ended December 31, 2000, 1999 and 1998 was approximately $3,632,000, $1,808,000 and $887,000, respectively.

Capital Leases

     The Company has various capital lease agreements for furniture, fixtures and equipment. Lease terms generally range from three to five years. The future minimum payments for all capital leases and principal repayment are summarized as follows:

2001 ...........................................................        $121,000
2002 ...........................................................          81,000
2003 ...........................................................           7,000
                                                                        --------
Total payments .................................................         209,000
Less amount representing interest ..............................          15,000
                                                                        --------
                                                                         194,000
Less current portion of obligations under capital leases .......         110,000
                                                                        --------
Long term capital lease obligations ............................        $ 84,000
                                                                        ========

8. LONG-TERM DEBT

     On June 30, 2000, the Company entered into a $10,000,000 Revolving Credit Facility (the "Facility") which bears interest at an annual rate of prime plus one-half percent or LIBOR plus two and one-half percent. The Facility expires on July 1, 2002 and is secured by certain eligible accounts receivable. Under the Facility, the Company is required to maintain certain levels of net worth and other financial ratios.

     The availability of borrowings has been reduced by certain outstanding letters of credit. As of December 31, 2000, the Company had $8,529,000 available under the Facility.

      As of December 31, 2000, the Company had outstanding letters of credit issued in the amount of $1,471,000.

9. REDEEMABLE PREFERRED STOCK

     During 1998, the Company authorized 80,000 shares of $.01 par value Series E convertible preferred stock ("Series E Stock") and issued 80,000 shares of the Series E Stock for $20,000,000. In connection with the issuance of the Series E Stock, the Company incurred issuance costs of approximately $100,000.

      In March 1999, the series A, B, C, D and E redeemable preferred stock was converted into 14,861,112 shares of the Company's common stock upon the consummation of the initial public offering.

10. STOCKHOLDERS' EQUITY

Common Stock

     In March 1999, the Company effected a 1-for-2 reverse stock split. All common share information included in the accompanying financial statements has been adjusted to reflect the one-for-two reverse stock split.

        On March 17, 1999, the Company commenced its initial public offering of common stock. The Company realized proceeds of approximately $41,637,000, net of underwriting discounts and commission and related expenses from the initial public offering of 3,450,000 shares of its common stock, of which 3,283,500 shares were issued and sold by the Company.

                                MULTEX.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)

10. STOCKHOLDERS' EQUITY (continued)

     During 1999, the Company issued 944,752 shares of its common stock for approximately $3,518,000 in connection with the exercise of stock options and issued 47,015 shares of its common stock for approximately $572,000 in connection with the Company's employee stock purchase plan.

     During 2000, the Company issued 541,665 shares of its common stock for approximately $3,010,000 in connection with the exercise of stock options and issued 141,023 shares of its common stock for approximately $1,622,000 in connection with the Company's employee stock purchase plan.

     In July 2000, the Company issued 1,000,000 shares of its common stock in a private placement for approximately $30,000,000.

Common Stock Reserved for Issuance

     At December 31, 2000, the Company has reserved approximately 11,083,000 shares of its common stock for issuance in connection with shares issuable under the Company's stock option plan, employee stock purchase plan and warrant commitments.

Preferred Stock

     In March 1999, the Company authorized the issuance of 5,000,000 shares of preferred stock, par value $0.01 per share.

11. EMPLOYEE STOCK PURCHASE PLAN

     The Company maintains an Employee Stock Purchase Plan (the "Plan") which allows eligible employees to purchase shares of common stock of the Company through payroll deductions at 85% of the fair market value during specific purchase periods, as defined. A total of 750,000 shares of common stock has been authorized for issuance under this plan. As of December 31, 2000, 566,949 shares are reserved for issuance under the Plan. For the years ended December 31, 2000, 1999 and 1998, 141,023, 47,015 and 33,244 shares of common stock, respectively had been issued for total proceeds of $1,622,000, $573,000 and $185,000, respectively.

12. STOCK OPTIONS

     In June 2000, the stockholders approved amendments to the Company's 1999 Stock Option Plan to increase the number of shares of Common Stock available under such Plan by an additional 3,500,000 shares and to increase the number of shares by which the share reserve under the Plan will automatically increase on the first trading day in each calendar year from three percent (3%) of the shares of Common Stock outstanding on the last trading day of the immediately preceding calendar year to five percent (5%) of such outstanding shares, subject to a maximum annual increase of 900,000 shares.

     In March 1999, the Company established the 1999 Stock Option Plan (the "Plan") which is the successor equity incentive program to the Company's 1993 Stock Incentive Plan which terminated upon the Company's initial public offering of its common stock. All outstanding options under the 1993 Stock Incentive Plan have been transferred into the Plan. A total of 11,250,000 options to purchase shares of the Company's common stock were authorized for issuance under the Plan.

                                MULTEX.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)

12. STOCK OPTIONS (continued)

     During the years ended December 31, 1998 and 1997, the difference between the estimated fair market value of the Company's common stock and the options' exercise price on the date of grant was determined to be approximately $873,000 and $1,077,000, respectively. This deferred compensation is being amortized for financial reporting purposes over the vesting period of the options and the amount recognized as expense during the years ended December 31, 2000, 1999 and 1998 amounted to approximately $480,000, $480,000 and $440,000, respectively. For the years ended December 31, 2000 and 1999, all options were issued at the fair market value of the Company's common stock on the date of grant.

     The following transactions occurred with respect to stock options issued for the years ended December 31, 2000, 1999 and 1998:

                                                                       Weighted-
                                                                        Average
                                                         Number of     Exercise
                                                          Options        Price
                                                           ------        -----
Outstanding December 31, 1997 ...................        2,283,600      $ 0.64
Granted during the year .........................        1,264,000        4.99
Cancelled during the year .......................          (76,950)       2.35
Exercised during the year .......................         (631,500)       0.36
                                                         ---------
Outstanding December 31, 1998 ...................        2,839,150        2.59
Granted during the year .........................        3,002,450       16.64
Cancelled during the year .......................         (237,000)       6.68
Exercised during the year .......................         (819,752)       3.51
                                                         ---------
Outstanding December 31, 1999 ...................        4,784,848       11.04
Granted during the year .........................        5,030,326       15.91
Cancelled during the year .......................         (691,056)      14.02
Exercised during the year .......................         (541,590)       5.56
                                                         ---------
Outstanding December 31, 2000 ...................        8,582,528        8.27
                                                         =========

     The following table summarizes information concerning outstanding options at December 31, 2000:

                                   Options Outstanding                                  Options Exercisable
                                   -------------------                                  -------------------
                         Number of                          Weighted Average      Number of
                         Options         Weighted Average   Remaining             Options           Weighted Average
Exercise Price Range     Outstanding     Exercise Price     Contractual Life      Exercisable       Exercise Price
--------------------     -----------     --------------     ----------------      -----------       --------------
$  0.01   -    0.01            6,176        $ 0.01               8.8                    3,329        $ 0.01
   0.02   -    0.02           43,250          0.02               4.3                   43,250          0.02
   0.10   -    0.10            2,613          0.10               8.7                      985          0.10
   0.50   -    0.55          808,738          0.52               6.4                  660,611          0.53
   0.77   -    1.15           19,518          0.95               9.1                    1,891          0.83
   3.00   -    3.00           26,250          3.00               7.1                   26,250          3.00
   4.80   -    6.00          497,825          5.16               7.6                  410,325          5.15
   7.50   -   10.44        1,336,189          8.98               9.2                  122,560          7.94
  12.00   -   17.88        4,913,619         16.10               9.2                  488,331         14.12
  18.94   -   27.56          395,250         23.34               8.8                  159,187         23.64
  28.56   -   34.56          533,100         30.49               9.0                   78,150         29.70
                           ---------                                                ---------
                           8,582,528         13.95               8.8                1,994,869          8.27
                           =========                                                =========

     Options outstanding under the Plan primarily vest in four equal annual installments commencing on the day after the first anniversary of the grant and expire ten years after the date of grant.

                                MULTEX.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)

12. STOCK OPTIONS (continued)

     Pro forma information regarding net loss and net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The weighted average fair value of options granted during the years ended December 31, 2000, 1999 and 1998 was $11.47, $12.87 and $3.02, respectively. The fair value of the options was estimated at date of grant using a Black-Scholes option pricing model with the following assumptions:

                               Assumptions                             2000       1999         1998
                               ------------                            -----      -----        ----
Volatility factor of the expected market price of the Company's
   common stock ...............................................        0.980       1.172       0.823
Average risk-free interest rate ...............................        6.35%       5.63%       4.96%
Dividend yield ................................................         0.0%        0.0%        0.0%
Average life ..................................................      4 years     4 years     4 years

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

     The Company's pro forma information is as follows:

                                                                    2000                 1999                   1998
                                                               --------------        --------------          -----------
Pro forma net loss available to common
   Stockholders ........................................       $  (18,269,000)       $  (33,414,000)         $(12,535,00)
Pro forma basic and diluted loss per share .............       $        (0.60)       $        (1.47)         $     (1.65)

13. PENSION PLAN

     The Company established a defined contribution plan (the "Plan") under
Section 401(k) of the Internal Revenue Code. All employees of the Company are eligible to participate in the Plan upon hire. Participants may contribute up to 20% of their eligible earnings, as defined. The Company may decide to make an additional contribution to the Plan on behalf of the Plan participants. No additional contributions have been made by the Company for the years ended December 31, 2000, 1998 and 1997.

14. INCOME TAXES

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

                                MULTEX.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)

14. INCOME TAXES (continued)

Significant components of the Company's deferred tax assets are as follows:

                                                       December 31,
                                                       ------------
                                                  2000                 1999
                                              ------------         ------------
Net operating loss carryforward ......        $ 23,047,000         $ 21,566,000
Research and development credits .....           1,593,000            1,020,000
Depreciation and amortization ........           1,894,000              789,000
Deferred revenue .....................           4,740,000            2,352,000
Sales incentives .....................             941,000                   --
Deferred rent ........................           1,403,000                   --
Other ................................           1,099,000              646,000
Acquired intangibles .................          (7,942,000)                  --
                                              ------------         ------------
                                                26,775,000           26,373,000
Valuation allowance ..................         (24,891,000)         (26,373,000)
                                              ------------         ------------
                                              $  1,884,000         $         --
                                              ============         ============

     In assessing the realization of deferred tax assets, management considers whether it is more likely than not that such benefit will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. For the year ended December 31, 2000, management reversed approximately $1,884,000 of the deferred tax asset valuation allowance due to projected taxable income for the year ended December 31, 2001.

     At December 31, 2000, the Company had net operating loss carryforwards of approximately $50.0 million and research and development credits of approximately $1.5 million for income tax purposes that expire in 2009 through 2020. The utilization with regard to timing and amount of the Company's net operating loss carryforwards may be limited due to changes in the Company's ownership pursuant to Section 382 of the Internal Revenue Code.

     The provision for income taxes from continuing operations consists of the following:

                                        Year Ended December 31,
                                        -----------------------
                              2000                 1999                1998
                           -----------          -----------         -----------
Current ..........         $ 1,979,000          $   839,000         $   456,000
Deferred .........          (1,884,000)             191,000            (180,000)
                           -----------          -----------         -----------
                           $    95,000          $ 1,030,000         $   276,000
                           ===========          ===========         ===========

     The reconciliation of income taxes computed at the U.S. Federal statutory rate to income tax expense is as follows:

                                                                                           Year Ended December 31,
                                                                                 -----------------------
                                                                   2000                   1999                    1998
                                                                -----------            -----------            -----------
   Tax at U.S. statutory rate of 34% ..................         $  (374,000)           $(8,255,000)           $(2,838,000)
   U.S. losses without benefit ........................                  --              8,724,000              3,211,000
   Foreign losses with no U.S. benefit ................             479,000                     --                     --
   Expenses not deductible for U.S. tax purposes ......             771,000                     --                     --
   Change in valuation allowance ......................          (1,425,000)                    --                     --
   State taxes ........................................             734,000                370,000                 83,000

   Other ..............................................             (90,000)               191,000               (180,000)
                                                                -----------            -----------            -----------
                                                                $    95,000            $ 1,030,000            $   276,000
                                                                ===========            ===========            ===========

                                MULTEX.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)

15. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                                    Year Ended December 31,
                                                                                    -----------------------
                                                                           2000              1999                 1998
                                                                           ----              ----                 ----
Numerator:
     Net loss ...................................................      $ (1,195,000)      $(24,979,000)      $ (8,838,000)

Redeemable preferred stock dividends ............................                --          1,188,000          2,680,000
                                                                       ------------       ------------       ------------
Numerator for basic and diluted loss per share--net
   loss attributable to common stockholders .....................      $ (1,195,000)      $(26,167,000)      $(11,518,000)
                                                                       ============       ============       ============
Denominator:
     Denominator for basic and dilutive loss per
        share--weighted average shares ..........................        30,260,000         22,688,000          7,610,000
                                                                       ============       ============       ============
Basic and diluted loss per share ................................      $      (0.04)      $      (1.15)      $      (1.51)
                                                                       ============       ============       ============

     The following securities have been excluded from the dilutive per share computation as they are antidilutive:

                                                                                     At December 31,
                                                                                     ---------------
                                                                   2000                    1999                      1998
                                                                   ----                    ----                      ----
Redeemable preferred stock--Series A .................                  --                      --                  25,000
Redeemable preferred stock--Series B .................                  --                      --                  36,666
Redeemable preferred stock--Series C .................                  --                      --                 100,000
Redeemable preferred stock--Series D .................                  --                      --                  55,556
Redeemable preferred stock--Series E .................                  --                      --                  80,000
Stock options ........................................           8,582,528               4,784,848               2,839,150
Warrants .............................................             850,000                 418,050                 318,050

16. DISCONTINUED OPERATIONS

     On January 15, 1999, Market Guide completed the sale of its CreditRisk Monitor ("CRM") division for approximately $2,300,000, which consisted of approximately $1,200,000 paid in cash and notes receivable of approximately $1,100,000. The Company recorded a gain on the sale of approximately $226,000, net of taxes of $163,000, relating to the cash portion of the proceeds received in excess of the net assets of the division. Such gain was recorded during the two month period described in note 1 and related to the Company's pooling of interests with Market Guide and therefore is included in both 2000 and 1999. The Company has deferred the gain relating to the notes receivable portion of the sales price until such time as its payment is more fully assured. The notes receivable are summarized as follows:

o $1,000,000 secured promissory note, bearing interest at 6.0% beginning on July 1, 2001, payable in 24 equal monthly installments of principal and interest in the amount of approximately $44,000 commencing July 31, 2001 through June 30, 2003. The present value of such promissory note was approximately $792,000 at its origination.

o $98,000 secured expense promissory note, accruing interest beginning on February 1, 1999, payable in 24 equal monthly installments of principal and interest in the amount of approximately $5,000 commencing February 28, 2001 through January 31, 2003.

Results of operations for the CRM division have been classified as discontinued operations for all periods presented.

                                MULTEX.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)

16. DISCONTINUED OPERATIONS (continued)

Revenues and income from discontinued operations are as follows:

                                                                        1999              1998
                                                                        -----             ----
Revenues ........................................................    $      --         $ 667,000
                                                                                       =========
Operating loss ..................................................           --          (757,000)
Income tax benefit ..............................................      106,000           317,000
                                                                     ---------         ---------
Loss from discontinued operations ...............................    $ 106,000         $(440,000)
                                                                     =========         =========

Gain on sale ....................................................    $ 388,000         $ 388,000
Income tax expense ..............................................     (162,000)         (162,000)
                                                                     ---------         ---------
Gain on sale, net ...............................................    $ 226,000         $ 226,000
                                                                     =========         =========

17. MERRILL LYNCH

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

        Also on December 21, 1999, the Company entered into an agreement with Merrill Lynch, which closed on January 31, 2000, as part of its strategic partnership with them, (i) issued 1 million shares of the Company's common stock at $21.60 per share, (ii) issued warrants to purchase 100,000 shares of the Company's common stock that vest immediately with an exercise price of $20 per share, for $400,000 (iii) issued warrants to purchase 1.5 million shares of the Company's common stock that vest based on certain performance and renewal criteria, as defined, with an exercise price of $20 per share, for $100,000 and
(iv) issued vested warrants to purchase 750,000 shares of the Company's common stock with an exercise price of $50 per share. In addition the Company purchased software from Merrill Lynch for $500,000 and 200,000 shares of the Company's common stock which represents the fair value of the software purchased. The software was purchased on February 1, 2000.

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

         The Company received the $100,000 for the warrants to purchase 1.5 million shares of the Company's common stock at an exercise price of $20 per share on December 22, 1999. These warrants vest based on certain performance and renewal criteria, as defined in the agreement, and will be accounted for at their fair market value on the date when the performance is complete, with the cost amortized over the remaining life of the EDS agreement.

          On February 1, 2000, the Company received $21.6 million of proceeds from Merrill Lynch for the issuance of 1 million shares of common stock. The sale of the common stock was accounted for at the fair market value on the date of issuance.

           In connection with the issuance of the warrants to purchase 750,000 shares of the Company's common stock at $50 per share, the Company has recorded a deferred charge equal to the fair value of the warrants on the closing date, February 1, 2000, which is being amortized over the term of the EDS agreement. The Company has valued these warrants, using the Black Scholes valuation model, at $9,810,000.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                     Balance at     Charged to  Charged to                            Balance
                                                      Beginning      Costs and       Other                             at End
                                                      of Period       Expenses    Accounts       Deductions         of Period
                                                      ---------       --------    --------       ----------         ---------
For the Year Ended December 31, 2000
Allowance for doubtful accounts..............         $ 423,000     $1,057,000          --  $ (240,000) (a)       $ 1,240,000
For the Year Ended December 31, 1999
Allowance for doubtful accounts..............         $ 172,000     $  901,000          --  $ (650,000) (a)       $   423,000
For the Year Ended December 31, 1998
Allowance for doubtful accounts..............         $ 264,000     $  148,000          --  $ (240,000) (a)       $   172,000

(a) Uncollectible accounts written off, net of recoveries.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company will furnish to the Securities and Exchange Commission a definitive Proxy Statement (the "Proxy Statement") not later than 120 days after the end of the fiscal year ended December 31, 2000. The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Proxy Statement

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    1.   Financial Statements

       Reference is made to the index of consolidated financial statements included in Item 8 to this Report on Form 10-K.

      2.    Financial Statement Schedules

            Schedule II - Valuation and Qualifying Accounts.

            All other schedules are omitted because they are not required, not applicable or the required information is contained elsewhere.

      3.    Exhibits

            The Index to Exhibits in paragraph (c) below is incorporated herein by reference.

(b)   Reports on Form 8-K

      None.

(c)   Exhibits

Index to Exhibits
-----------------

2.1 Agreement and Plan of Reorganization dated as of March 13, 2000 by and among the Registrant, Multex A Acquisition Corp., Sage Online, Inc., and the shareholders of Sage Online, Inc. (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on April 5, 2000).

2.2 Agreement and Plan of Merger dated as of May 10, 2000 by and among Multex.com, Inc., Multex B Acquisition Corp., BuzzCompany.com Inc. and the shareholders of BuzzCompany.com Inc. (incorporated by reference to Exhibit
      2.1 of our Current Report on Form 8-K filed on May 24, 2000).

3.1   Amended and Restated Certificate of Incorporation.

3.2   Certificate of Amendment to Amended and Restated Certificate of
      Incorporation.

3.3   Amended and Restated Bylaws.

4.1   Specimen common stock certificate (incorporated by reference to Exhibit
      4.1 of our Registration Statement on Form S-1, as amended (Registration No. 333-70693)).

4.2 See Exhibits 3.1, 3.2 and 3.3 for further provisions defining the rights of holders of common stock of the Registrant.

10.1 Multex.com, Inc. 1999 Stock Option Plan, as amended and restated as of June 29, 2000 (incorporated by reference to Exhibit 99.1 of our Registration Statement on Form S-8 (Registration No. 333-45998)). (*)

10.2 Form of Written Compensation Agreement between Multex.com, Inc. and Christopher Feeney (incorporated by reference to Exhibit 99.4 of our Registration Statement on Form S-8 (Registration No. 333-45998)). (*)

21.1  Subsidiaries of the Registrant.

23.1  Consent of Ernst & Young LLP.

      * Management contract or compensatory plan or arrangement

(d)   Financial Statement Schedules

See Item 14(a) 2 above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Multex.com, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on this 30th day of March, 2001.

                                  MULTEX.COM, INC.


                                  By:     /s/ Isaak Karaev
                                      ------------------------------------------
                                          Isaak Karaev
                                          President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Multex.com, Inc. and in the capacities indicated as of March 30, 2001.


                                  By:       /s/ Isaak Karaev
                                       -----------------------------------------
                                           Isaak Karaev
                                           Chairman of the Board of Directors,
                                           President and  Chief Executive
                                           Officer (Principal Executive Officer)


                                  By:       /s/ John J. McGovern
                                       -----------------------------------------
                                           John J. McGovern
                                           Chief Financial Officer and Senior
                                           Vice President (Principal Financial
                                           and Accounting Officer)


                                  By:       /s/ Homi M. Byramji
                                       -----------------------------------------
                                           Homi M. Byramji
                                           Senior Vice President and Director


                                  By:       /s/ I. Robert Greene
                                       -----------------------------------------
                                            I. Robert Greene
                                            Director


                                  By:
                                       -----------------------------------------
                                           Lennert J. Leader
                                           Director


                                  By:       /s/ John Tugwell
                                       -----------------------------------------
                                           John Tugwell
                                           Director


                                  By:       /s/ Devin N. Wenig
                                       -----------------------------------------
                                           Devin N. Wenig
                                           Director