Form 10-Q
period 2001-03-31
MULTEX COM INC
filed 2001-05-15
CIK 1061310

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2001


                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


         For the transition period from _____________ to _______________

                         Commission file number: 0-24559


                                MULTEX.COM, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               DELAWARE                                    22-3253344
---------------------------------------      -----------------------------------
       (State of Incorporation)                        (I.R.S. Employer
                                                    Identification Number)

                          100 WILLIAM STREET, 7th FLOOR
                            NEW YORK, NEW YORK 10038
                                 (212) 607-2400
--------------------------------------------------------------------------------
               (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


          Yes [X]                                     No [ ]



As of May 10, 2001, there were 32,003,347 shares of the registrant's common stock outstanding.

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

                        MULTEX.COM, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                               NUMBER
                                                                                                               ------
PART I.  FINANCIAL INFORMATION....................................................................................3

       ITEM 1:    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited):........................................3

                  Condensed Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000................3

                  Condensed Consolidated Statements of Operations for the three months ended March 31,
                  2001 and 2000...................................................................................4

                  Condensed Consolidated Statements of Cash Flows for the three months ended March 31,
                  2001 and 2000...................................................................................5

                  Notes to Condensed Consolidated Financial Statements March 31, 2001.............................6

       ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........8

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

       ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS......................................................18

       ITEM 3.    DEFAULTS UPON SENIOR SECURITIES................................................................18

       ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................18

       ITEM 5.    OTHER INFORMATION..............................................................................18

       ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K...............................................................18

       ITEM 7.    SIGNATURES.....................................................................................19

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        MULTEX.COM, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (in thousands)


                                                                               March 31,      December 31,
                                                                                 2001             2000
ASSETS                                                                        (unaudited)       (audited)
                                                                              ----------        ---------
Current assets:
  Cash and cash equivalents                                                    $ 38,378          $ 20,237
  Marketable securities                                                           6,552            25,493
  Accounts receivable, net                                                       24,686            27,497
  Other current assets                                                            6,216             6,542
                                                                               --------          --------
Total current assets                                                             75,832            79,769

Property and equipment, net                                                      40,748            37,909
Goodwill, net                                                                    32,827            33,704
Intangibles, net                                                                 17,204            17,649
Other                                                                             5,468             5,490
                                                                               --------          --------
Total assets                                                                   $172,079          $174,521
                                                                               --------          --------
                                                                               --------          --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                              $ 3,175          $  4,805
  Accrued expenses                                                                5,506             9,742
  Current portion of capital lease obligations                                       94               110
  Deferred revenues                                                               9,092            10,533
                                                                               --------          --------
Total current liabilities                                                        17,867            25,190

Long term liabilities:
  Capital lease obligations                                                          65                84
  Deferred rent                                                                   3,315             3,119
  Other                                                                               3                 3
                                                                               --------          --------
Total long term liabilities                                                       3,383             3,206

Stockholders' equity:
  Preferred stock - $.01 par value:
      Authorized - 5,000,000 shares; none issued and outstanding                      -                 -
  Common stock - $.01 par value:
     Authorized - 200,000,000 shares; issued and outstanding 31,915,000 shares
        at March 31, 2001 and 31,741,000 at December 31, 2000                       319               317
  Additional paid-in capital                                                    221,489           216,683
  Accumulated deficit                                                           (58,321)          (61,336)
  Deferred equity consideration                                                 (12,571)           (9,671)
  Accumulated other comprehensive income (loss)                                     (87)              132
                                                                               --------          --------
Total stockholders' equity                                                      150,829           146,125
                                                                               --------          --------
Total liabilities and stockholders' equity                                     $172,079         $ 174,521
                                                                               --------          --------
                                                                               --------          --------




 The accompanying notes are an integral part of these condensed consolidated financial statements.

                        MULTEX.COM, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited; in thousands, except per share data)



                                                                                    Three Months Ended
                                                                           March 31, 2001      March 31, 2000
                                                                           --------------      --------------
Revenues                                                                       $29,504           $16,083

Cost of revenues                                                                 5,713             3,968
                                                                               -------           -------
Gross profit                                                                    23,791            12,115

Operating expenses:
   Sales and marketing                                                           6,716             6,240
   Research and development                                                      2,606             2,255
   General and administrative                                                   11,930             6,347
                                                                               -------           -------
Total operating expenses                                                        21,252            14,842

Income (loss) from operations                                                    2,539            (2,727)

Other income (expense)
   Interest income                                                                 581               710
   Interest expense                                                                (15)              (13)
                                                                               -------           -------
Income (loss) before income taxes                                                3,105            (2,030)
Income tax expense                                                                  90                47
                                                                               -------           -------
Net income (loss)                                                              $ 3,015           $ 2,077)
                                                                               -------           -------
                                                                               -------           -------
Basic and diluted net income (loss) per share                                  $  0.09           $ (0.07)
                                                                               -------           -------
                                                                               -------           -------

Weighted average shares outstanding - Basic                                     31,831            28,297
                                                                               -------           -------
                                                                               -------           -------
Weighted average shares outstanding - Diluted                                   34,291            28,297
                                                                               -------           -------
                                                                               -------           -------



   The accompanying notes are an integral part of these condensed consolidated financial statements.

                        MULTEX.COM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (unaudited; in thousands)


                                                                                    Three Months Ended
                                                                            March 31, 2001    March 31, 2000
                                                                            --------------    --------------
Operating activities
Net income (loss) from operations                                             $  3,015          $ (2,077)
Adjustments to reconcile net loss from operations
  to net cash used in operating activities:
      Amortization of equity consideration                                         997               520
      Depreciation and amortization                                              1,854             1,218
      Amortization of goodwill                                                   1,357                34
      Bad debt expense                                                             385               193
      Changes in operating assets and liabilities:
          Accounts receivable                                                    2,426            (1,489)
          Other current assets                                                     326             1,187
          Other assets                                                              22              (423)
          Accounts payable                                                      (2,768)           (2,752)
          Accrued expenses                                                      (4,334)             (235)
          Deferred revenue                                                      (1,441)              646
          Deferred rent                                                            196               231
          Other liabilities                                                          -                (7)
                                                                              --------          --------
Net cash provided by (used in) operating activities from operations              2,035            (2,954)

Investing activities
Purchase of marketable securities                                              (11,014)          (23,385)
Proceeds from sale of marketable securities                                     29,687            13,528
Acquisition of Sage Online                                                           -            (6,000)
Purchase of property and equipment                                              (3,492)           (5,131)
                                                                              --------           -------
Net cash provided by (used in) investing activities                             15,181           (20,988)

Financing activities
Proceeds from issuances of stock                                                   911            22,218
Repayment of long-term debt and capital leases                                     (35)              (60)
                                                                              --------          --------
Net cash provided by financing activities                                          876            22,158

Effect of exchange rate changes on cash                                             49                 5
                                                                              --------          --------
Increase (decrease) in cash and cash equivalents                                18,141            (1,779)
Cash and cash equivalents, beginning of year                                    20,237             6,089
                                                                              --------          --------
Cash and cash equivalents, end of period                                      $ 38,378          $  4,310
                                                                              --------          --------
                                                                              --------          --------

Supplemental disclosures of cash flow information
 Noncash investing and financing activity:
   Accrued purchases of fixed assets                                          $  1,138          $    463
                                                                              --------          --------
                                                                              --------          --------
   Unrealized (loss) gain on marketable securities                            $   (268)         $     15
                                                                              --------          --------
                                                                              --------          --------
   Issuance of restricted stock                                               $  3,897          $      -
                                                                              --------          --------
                                                                              --------          --------
   Stock issued for acquisition of software                                   $      -          $  5,400
                                                                              --------          --------
                                                                              --------          --------
   Stock issued for exercise of warrants                                      $      -          $      3
                                                                              --------          --------
                                                                              --------          --------
   Fair market value of warrants issued                                       $      -          $  9,809
                                                                              --------          --------
                                                                              --------          --------
   Taxes paid                                                                 $     46          $      2
                                                                              --------          --------
                                                                              --------          --------
   Interest paid                                                              $     15          $     10
                                                                              --------          --------
                                                                              --------          --------


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        MULTEX.COM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 2001

NOTE 1 -- BASIS OF PRESENTATION

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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The disclosure of segment information was not required as the Company operates in only one business segment.

         The balance sheet at December 31, 2000 has been derived from audited financial statements but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         The interim financial information contained herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000 included in the Company's annual report on Form 10-K.

NOTE 2 -- STOCKHOLDERS' EQUITY

         During the three months ended March 31, 2001, the Company issued 174,000 shares of its common stock to employees in connection with the exercise of stock options and granted rights to receive an additional 301,000 shares to employees in connection with its restricted stock program. The restricted stock rights vest in four equal semi-annual installments beginning July 1, 2001, with stock issuance occurring on each vesting date.

NOTE 3 -- EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

                                                          Three Months Ended
                                                               March 31,
                                                        -----------------------
                                                          2001           2000
                                                          ----           ----

Numerator:
   Numerator for basic and diluted net income
     (loss) per share - net income (loss)               $ 3,015        $ (2,077)
                                                        -------        --------
                                                        -------        --------
Denominator:

   Denominator for basic net income (loss) per
     share - weighted average shares                     31,831          28,297
    Assumed conversion of outstanding stock options       2,452               -
    Assumed conversion of outstanding warrants                8               -
                                                        -------        --------
   Denominator for diluted net income (loss) per
     share - weighted average shares                     34,291          28,297
                                                        -------        --------
   Basic and diluted net income (loss) per share        $  0.09        $  (0.07)
                                                        -------        --------
                                                        -------        --------

NOTE 4 -- COMPREHENSIVE INCOME (LOSS)

         Total comprehensive income (loss) was $2,796,000 and ($2,057,000) for the three months ended March 31, 2001 and March 31, 2000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES", "ANTICIPATES", "PLANS", "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH UNDER "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS."

Overview

Multex.com is a global provider of investment information and technology solutions for the financial services industry, including brokerage firms, professional money management firms, hedge funds, venture capital firms, mutual funds, investment banks, corporations and individual investors. We offer four main products, as follows:

o MultexNET, launched in June 1996, provides access to real-time, commingled equity and fixed income research, global estimates and company fundamental information to buyside investors, sellside institutions, public and private corporations and libraries of professional service firms;

o MultexEXPRESS, launched in January 1997, offers development, hosting and real-time distribution of research and other investment information on customized web sites to buyside investments firms, sellside institutions and other financial services companies;

o Multex Investor, launched in November 1998, is the Company's financial destination web site that provides financial data and access to free research in return for permission-based leads to brokerage firms and pay-per-view research on an embargoed basis; and


o Market Guide, acquired in September 1999, provides investment information products to financial institutions and web sites, institutional investors, corporations and professional vendors.

MultexNET is offered either on a one- to three-year subscription basis or on a transactional basis through Multex OnDemand. The product allows entitled institutional investors, corporations, financial institutions and advisors to access full-text investment research reports on a real-time basis from investment banks, brokerage firms and other third-party research providers over the Internet or through other distribution channels.

MultexEXPRESS is also provided pursuant to one- to three-year subscriptions, generating revenue from professional services, hosting, and license fees. MultexEXPRESS enables financial institutions to distribute their proprietary financial research, as well as other corporate documents, over the Internet, through intranets and other private networks.

Multex Investor provides individual investors who register as members access to a range of financial reports and services online from a majority of the contributors to MultexNET. These reports are available either free of charge, or for a fee determined by the research provider. Multex Investor generates revenues from transactions, email and banner advertising, and contractual, lead-generating sponsorships. Sponsors on Multex Investor include full-service brokerage firms and other financial institutions interested in attracting individual investors to their products, services and brands.

Market Guide acquires, integrates, condenses and publishes accurate, timely and objective financial, descriptive and other information on publicly-traded companies. Market Guide generates revenue primarily by licensing its database in single or multi-year contracts.

Revenue from MultexNET subscriptions is recognized in equal installments over the term of the subscription. Revenue from transactions on MultexNET and Multex Investor are recognized upon sale. Some of the transactional users of MultexNET pay a flat annual fee for the service, which entitles them to receive research and other reports at a discounted rate. Revenues from these users are recognized in equal installments over the term of the subscription. Revenue from professional service fees related to Multex EXPRESS is recognized upon completion of relevant service, whereas the hosting and license fees are recognized over the term of the agreement. Revenue from sponsorships on Multex Investor is recognized in equal installments over the term of the sponsorship. Market Guide license fees are recognized over the term of the agreement.

The majority of costs associated with revenues from MultexNET, MultexEXPRESS, Multex Investor and Market Guide are expensed as and when incurred.

Results of Operations

Quarter Ended March 31, 2001 Compared to Quarter Ended March 31, 2000

Revenues

Multex.com's revenues consist of subscription fees for MultexNET, sales of investment research on a pay-per-view basis through Multex OnDemand, subscription, development, hosting and license fees for MultexEXPRESS, license and redistribution fees for the Market Guide database, and sales of sponsorships, advertising and investment research through the Multex Investor and Market Guide web sites. We also provide professional services to select MultexEXPRESS clients, including software development, customization and integration services.

Revenues increased 83.4% to $29.5 million for the quarter ended March 31, 2001 from $16.1 million for the quarter ended March 31, 2000. The increase in revenues reflects growth in all four product groups. MultexEXPRESS revenue benefited from an increase in the number of Express sites in operation, additional customization work, and an early termination charge associated with one customer who decided to exit the retail marketplace. MultexNET sales benefited from an increased number of users accessing the MultexNET service and an increase in the number of reports purchased through the OnDemand product. Multex Investor benefited from fees associated with the Multex Investor Europe partnership (jointly owned with Reuters), the inclusion of Sage revenues (acquired in March 2000), an increase in advertising revenue and early cancellation fees related to two sponsors exiting the retail marketplace. Market Guide displayed strong growth from the inclusion of the Multex Global Estimates (formerly Barra Global Estimates) business which was acquired in December 2000, and an increase in the number of vendors distributing the Market Guide database, partially offset by several smaller internet distributors canceling their contracts and/or declaring bankruptcy.

Cost of Revenues

Cost of revenues consists primarily of fees payable to distributors of MultexNET and Multex OnDemand, royalties payable to the authors of investment research and content offered through Multex OnDemand, and the Multex Investor and Market Guide web sites, internal and external development costs incurred for MultexEXPRESS customers, research department costs related to the collection and processing of financial data and global earnings estimates, and data communications costs.

Cost of revenues increased 44.0% to $5.7 million in the quarter ended March 31, 2001 from $4.0 million for the quarter ended March 31, 2000. As a percentage of revenues, cost of revenues decreased to 19.4% for the quarter ended March 31, 2001 from 24.7% for the quarter ended March 31, 2000. The increase in cost of revenues in dollar terms was primarily due to increased royalty payments to third party contributors resulting from additional report sales through the Multex OnDemand platform, the inclusion of data collection costs related to the Global Estimates business, and costs associated with increased customization work related to development and enhancements of Express sites.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, advertising, public relations, tradeshow expenses and costs of marketing materials. Sales and marketing expenses increased 7.6% to $6.7 million in the quarter ended March 31, 2001 from $6.2 million for the quarter ended March 31, 2000. As a percentage of revenues, sales and marketing expenses decreased to 22.8% for the quarter ended March 31, 2001 from 38.8% for the quarter ended March 31, 2000. The increase in sales and marketing expenses was due to an increase in head count offset by a sharp reduction in advertising and marketing expenses. The Company has controlled its marketing expenditures with the majority of marketing dollars spent on generating qualified leads to the Multex Investor platform.

Research and Development. Research and development expenses consist primarily of salaries and benefits. Research and development expenses increased 15.6% to $2.6 million for the quarter ended March 31, 2001 from

$2.3 million for the quarter ended March 31, 2000. As a percentage of revenues, research and development expenses decreased to 8.8% for the quarter ended March 31, 2001 from 14.0% for the quarter ended March 31, 2000. The increase in research and development expenses in dollar terms was primarily due to an increase in the number of employees working on new products and enhancements such as the next generation of MultexNET and the continued integration of Buzz and Sage into the Multex product offerings.

General and Administrative. General and administrative expenses consist primarily of salaries and benefits, fees for professional services and facility expenses, including depreciation and amortization of equipment, software and leasehold improvements, and amortization of identifiable intangible assets and goodwill. General and administrative expenses increased 88.0% to $11.9 million for the quarter ended March 31, 2001 from $6.3 million for the quarter ended March 31, 2000. As a percentage of revenues, general and administrative expenses increased to 40.4% for the quarter ended March 31, 2001 from 39.5% for the quarter ended March 31, 2000. Growth in general and administrative expenses reflects an increase in the number of employees and offices worldwide. Additionally, the first quarter ended March 2001 included full recognition of expenses related to Sage, Buzz and the BARRA Global Estimates business. As mentioned in prior filings, these three companies were acquired in fiscal year 2000 with only a small portion of Sage's expenses reflected in the March 2000 financials. The Buzz and BARRA Global estimates acquisitions were consummated subsequent to March 2000.

Income (loss) from Operations

Income from operations totaled $2.5 million for the quarter ended March 31, 2001 compared to a loss from operations of $2.7 million for the quarter ended March 31, 2000. Income from operations reflects revenue growth in all the Company's product lines and declining expenses as a percentage of revenue.

Interest Income (Expense)

Net interest income decreased 18.8% to $566,000 for the quarter ended March 31, 2001 from $697,000 for the quarter ended March 31, 2000. The decrease in net interest income is primarily attributable to a lower average cash balance coupled with a decline in interest rates.

Income Taxes

Income taxes increased 91.5% to $90,000 for the quarter ended March 31, 2001 from $47,000 for the quarter ended March 31, 2000. The Company's effective tax rate was less than 3% for the quarter and reflects the recording of franchise taxes.

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

Net income (loss)

The Company recorded net income of $3.0 million, or net income per share of $0.09, for the quarter ended March 31, 2001 compared to a net loss of $2.1 million, or a loss per share of $0.07, for the three months ended March 31, 2000. The improvement in net income was due to growth in all the product lines and tighter cost control measures.

Liquidity and Capital Resources

At March 31, 2001, we had $44.9 million of cash, cash equivalents and marketable securities. Our principal commitments consist of obligations under operating leases.

Net cash provided by operating activities from continuing operations was $2.0 million in the first quarter ended March 31, 2001, and net cash used in operating activities was $3.0 million in the equivalent period in 2000. The increase in cash provided by operating activities reflects the Company's swing to profitability, higher non-cash charges (including depreciation and amortization) and improved accounts receivable balances, partially offset by a reduction in accrued expenses related to incentive compensation payments accrued in 2000 and paid in the March 2001 quarter.

Net cash provided by investing activities was $15.2 million in the first quarter ended March 31, 2001, and net cash used in investing activities was $21.0 million in the equivalent period in 2000. The improvement in cash provided by investing activities was primarily related to marketable securities transactions, a reduction in purchases of property and equipment, and the acquisition of Sage Online in March 2000.

Net cash provided by financing activities was $876,000 in the first quarter ended March 31, 2001, and $22.2 million for the equivalent period in 2000. The sharp decline in cash provided by financing activities was due to the private placement of stock issued to Merrill Lynch in the March 2000 quarter. There was no comparable transaction in the March 2001 quarter.

We believe that our existing cash, cash equivalents and marketable securities, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures at least for the next twelve months.



                   RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

Multex.com's business could be materially and adversely affected by a downturn in the financial services industry

         We are dependent upon the continued demand for the distribution of investment research and other information over the Internet, making our business susceptible to a downturn in the financial services industry. In addition, U.S. financial institutions are continuing to consolidate, increasing the leverage of our information providers to negotiate price and decreasing the overall potential market for some of our services. Weakness in the financial services industry could also adversely impact our subscription renewal rates. These factors, as well as other changes occurring in the financial services industry, could have a material and adverse effect on our business, results of operations and financial condition.

Multex.com's business would be materially and adversely affected if the market for online investment research does not continue to grow

         In order to be successful, we must increase our revenues from subscription fees for MultexNET, from development, hosting and subscription fees for MultexEXPRESS, generate additional sales of investment research on a pay-per-view basis through Multex OnDemand, attract more users to and generate more leads for our sponsors from Multex Investor and increase the total license fees generated from the Market Guide database. We must also integrate and increase revenues from our recently acquired subsidiaries, Sage Online, BuzzCompany.com, and the BARRA Global Estimates division. We face risks in accomplishing these objectives, among others, relating to our ability to:

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

The markets for our products and services are rapidly changing

         The market for the distribution of investment research and other information over the Internet is rapidly evolving and demand and market acceptance for these services continue to be subject to a high level of uncertainty.

         Because the market for our services is still relatively new and rapidly evolving, it is difficult to predict with any assurance the growth rate, if any, and the ultimate size, of this market. We cannot assure you that the market for our services will continue to develop or that our services will ever achieve broad market acceptance. If the market for our services weakens, develops more slowly than expected, or becomes saturated with competitors, if our services do not achieve broad market acceptance, or if pricing becomes subject to significant competitive pressures, our business, results of operations and financial condition would be materially and adversely affected.

Multex.com's business could be materially and adversely affected by pressures of competition

         The market for the distribution of investment research and other information over the Internet is intensely competitive. Increased competition could result in price reductions, reduced gross margins and loss of market share, any of which could have a material and adverse effect on our business, results of operations and financial condition. We currently face direct and indirect competition for both providers of investment research and other reports, and for subscribers, including with large and well-established distributors of financial information, such as Thomson Financial Services. Some of our competitors enjoy exclusive distribution arrangements with major financial institutions. We also compete with:

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

         Our operations are dependent on our ability to protect our network and computer systems against damage from computer viruses, fire, power loss, data communications failures, vandalism and other malicious acts, and similar unexpected adverse events. In addition, a failure of our communications providers to provide the data communications capacity in the time frame required by us for any reason could cause interruptions in the delivery of our services. Despite precautions we have taken, unanticipated problems affecting our systems have from time to time in the past caused, and in the future could cause, delays and interruptions in the delivery of our services. Although we carry general liability insurance, our insurance may not cover any claims by dissatisfied customers or subscribers or may not be adequate to indemnify us for any liability that may be imposed in the event that claims were brought against us.

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

Distribution and other fees to research providers and strategic partners increase Multex.com's costs

         Royalties and distribution fees payable to our information providers and strategic partners to obtain distribution rights to research reports included in Multex OnDemand constitute a significant portion of our cost of revenues. If we are required to increase the royalties or fees payable to these information providers or strategic partners, these increased payments could have a material and adverse effect on our business, results of operations and financial condition.

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

We may be subject to legal claims in connection with the content we publish and distribute on the Internet

         As a publisher and distributor of online content, we face potential direct and indirect liability for claims of defamation, negligence, copyright, patent or trademark infringement, violation of the securities laws and other claims based upon the reports and data that we publish. For example, by distributing a negative investment research report, we may find ourselves subject to defamation claims, regardless of the merits of such claims. Computer failures or human error may also result in incorrect data being published and distributed widely. In these and other circumstances, we might be required to engage in protracted and expensive litigation, which could have the effect of diverting management's attention and require us to expend significant financial resources. Our general liability insurance may not cover any of these claims or may not be adequate to protect us against all liability that may be imposed. Any claims or resulting litigation could have a material and adverse effect on our business, results of operations and financial condition.


                     Risks Unique to the Internet Industry

If the Internet infrastructure is not adequately maintained, we may be unable to provide investment research and information services in a timely manner

         Our future success will depend, in substantial part, upon the maintenance of the Internet infrastructure, including a reliable network backbone with the necessary speed, data capacity and security, and the timely development of enabling products for providing reliable and timely Internet access and services. We cannot assure you that the Internet infrastructure will continue to be able to support the demands placed on it or that the performance or reliability of the Internet will not be adversely affected. Furthermore, the Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure or otherwise, and these outages or delays could adversely affect the web sites of our contributors, subscribers or distributors. In addition, the Internet could lose its viability as a form of media due to delays in the development or adoption of new standards and protocols that can handle increased levels of activity. We cannot assure you that the infrastructure and complementary products and services necessary to maintain the Internet as a viable commercial medium will be developed or maintained.

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

              NONE

ITEM 5.       OTHER INFORMATION

              NONE

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)               Exhibits:                 NONE

(b)               Reports on Form 8-K:      NONE

ITEM 7.   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MULTEX.COM, INC.
                                    (Registrant)


Date:  May 15, 2001                         /s/ Isaak Karaev
                                    --------------------------------------------
                                    Name:  Isaak Karaev
                                    Title: Chief Executive Officer


Date:  May 15, 2001                        /s/ John J. McGovern
                                    -------------------------------------------
                                    Name:  John J. McGovern
                                    Title: Chief Financial Officer