Form 10-Q
period 2001-06-30
MULTEX COM INC
filed 2001-08-14
CIK 1061310

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934



                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


   FOR THE TRANSITION PERIOD FROM ____________________ TO ____________________

                         COMMISSION FILE NUMBER: 0-24559


                                MULTEX.COM, INC.
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               DELAWARE                                 22-3253344
---------------------------------------    -------------------------------------
       (State of Incorporation)                      (I.R.S. Employer
                                                  Identification Number)

                          100 WILLIAM STREET, 7TH FLOOR
                            NEW YORK, NEW YORK 10038
                                 (212) 607-2400
        -----------------------------------------------------------------
               (Address, including zip code, and telephone number,
        including area code, of registrant's principal executive offices)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes |X|                        No |_|



As of August 7, 2001, there were 32,374,032 shares of the registrant's common stock outstanding.
================================================================================

                          QUARTERLY REPORT ON FORM 10-Q
                        MULTEX.COM, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS


                                                                           PAGE
                                                                          NUMBER
                                                                          ------

PART I.  FINANCIAL INFORMATION................................................ 3

       ITEM 1:    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited):.... 3

                  Condensed Consolidated Balance Sheets as of
                  June 30, 2001 and December 31, 2000......................... 3

                  Condensed Consolidated Statements of Operations
                  for the three months and six months ended
                  June 30, 2001 and 2000...................................... 4

                  Condensed Consolidated Statements of Cash Flows
                  for the six months ended June 30, 2001 and 2000............. 5

                  Notes to Condensed Consolidated Financial Statements
                  June 30, 2001............................................... 7

       ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS............... 9

PART II.  OTHER INFORMATION.................................................. 20

       ITEM 1.    LEGAL PROCEEDINGS.......................................... 20

       ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.................. 20

       ITEM 3.    DEFAULTS UPON SENIOR SECURITIES............................ 20

       ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........ 20

       ITEM 5.    OTHER INFORMATION.......................................... 20

       ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K........................... 20

       ITEM 7.    SIGNATURES................................................. 21

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        MULTEX.COM, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                        JUNE 30,    DECEMBER 31,
                                                         2001          2000
                                                       ---------     ---------
ASSETS                                                (unaudited)    (audited)
                                                       ---------     ---------
Current assets:
  Cash and cash equivalents                            $  37,734     $  20,237
  Marketable securities                                    6,732        25,493
  Accounts receivable, net                                20,825        27,497
  Other current assets                                     6,967         6,542
                                                       ---------     ---------
Total current assets                                      72,258        79,769

Property and equipment, net                               37,937        37,909
Goodwill, net                                              6,476        33,704
Intangibles, net                                          16,822        17,649
Other                                                      8,004         5,490
                                                       ---------     ---------
Total assets                                           $ 141,497     $ 174,521
                                                       =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                     $   2,309     $   4,805
  Accrued expenses                                         5,060         9,742
  Current portion of capital lease obligations                78           110
  Deferred revenues                                       10,116        10,533
                                                       ---------     ---------
Total current liabilities                                 17,563        25,190

Long term liabilities:
  Capital lease obligations                                   46            84
  Deferred rent                                            3,250         3,119
  Other                                                        3             3
                                                       ---------     ---------
Total long term liabilities                                3,299         3,206

Stockholders' equity:
  Preferred stock - $.01 par value:
     Authorized - 5,000,000 shares;
     none issued and outstanding                              --            --
  Common stock - $.01 par value:
     Authorized - 200,000,000 shares;
     issued and outstanding  32,060,000 shares
        at June 30, 2001 and 31,741,000 at
        December 31, 2000                                    321           317
  Additional paid-in capital                             223,856       216,683
  Accumulated deficit                                    (92,061)      (61,336)
  Deferred equity consideration                          (11,389)       (9,671)
  Accumulated other comprehensive income (loss)              (92)          132
                                                       ---------     ---------
Total stockholders' equity                               120,635       146,125
                                                       ---------     ---------
Total liabilities and stockholders' equity             $ 141,497     $ 174,521
                                                       =========     =========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        MULTEX.COM, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)

                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                   JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,
                                     2001        2000        2001        2000
                                   --------    --------    --------    --------

Gross revenues                     $ 23,522    $ 19,167    $ 53,026    $ 35,250
Performance-based warrants           (1,075)         --      (1,075)         --
                                   --------    --------    --------    --------
Net revenues                         22,447      19,167      51,951      35,250

Cost of revenues                      7,187       3,936      12,900       7,904
                                   --------    --------    --------    --------
Gross profit                         15,260      15,231      39,051      27,346

Operating expenses:
  Sales and marketing                 7,738       5,917      14,454      12,157
  Research and development            1,961       2,767       4,567       5,022
  General and administrative         13,691       8,288      25,621      14,635
  Impairment charge                  25,641         --       25,641          --
                                   --------    --------    --------    --------
Total operating expenses             49,031      16,972      70,283      31,814

Loss from operations                (33,771)     (1,741)    (31,232)     (4,468)

Other income (expense):
  Interest income                       497         626       1,078       1,336
  Interest expense                       (3)        (10)        (18)        (23)
  Other                                (173)         --        (173)         --
                                   --------    --------    --------    --------
Loss before income taxes            (33,450)     (1,125)    (30,345)     (3,155)
Income tax expense                      290          48         380          95
                                   --------    --------    --------    --------
Net loss                           $(33,740)   $ (1,173)   $(30,725)   $ (3,250)
                                   ========    ========    ========    ========

Basic and diluted net loss
  per share                        $  (1.05)   $  (0.04)   $  (0.96)   $  (0.11)
                                   ========    ========    ========    ========

Number of shares used in basic
  and diluted loss per share         31,994      29,842      31,905      29,076
                                   ========    ========    ========    ========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        MULTEX.COM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (UNAUDITED; IN THOUSANDS)


                                                             SIX MONTHS ENDED
                                                           JUNE 30,    JUNE 30,
                                                             2001        2000
                                                           --------    --------
Operating activities
Net loss from operations                                   $(30,725)   $ (3,250)
Adjustments to reconcile net loss from
  operations to net cash provided by (used in)
  operating activities:
    Amortization of equity consideration                      2,071       1,203
    Depreciation and amortization                             4,859       2,804
    Amortization of goodwill and intangibles                  2,714         805
    Performance-based warrant charges                         1,075          --
    Bad debt expense                                          1,346         430
    Impairment charges                                       25,641          --
    Changes in operating assets and liabilities:
      Accounts receivable                                     5,326      (7,589)
      Other current assets                                     (425)       (829)
      Other assets                                            1,392        (624)
      Accounts payable                                       (2,756)     (3,386)
      Accrued expenses                                       (4,876)        668
      Deferred revenue                                         (417)      2,266
      Deferred rent                                             131         339
      Other liabilities                                          --         (14)
                                                           --------    --------
Net cash provided by (used in) operating
  activities from operations                                  5,356      (7,177)

INVESTING ACTIVITIES
Purchase of marketable securities                           (24,569)    (19,197)
Proceeds from sale of marketable securities                  43,050      26,262
Acquisition of Sage Online and BuzzCompany,
  net of cash acquired                                           --      (6,724)
Purchase of property and equipment                           (8,639)    (11,811)
                                                           --------    --------
Net cash provided by (used in) investing activities           9,842     (11,470)

FINANCING ACTIVITIES
Proceeds from issuances of stock                              2,313      23,368
Repayment of long-term debt and capital leases                  (70)       (117)
                                                           --------    --------
Net cash provided by financing activities                     2,243      23,251

Effect of exchange rate changes on cash                          56         (10)
                                                           --------    --------
Increase in cash and cash equivalents                        17,497       4,594
Cash and cash equivalents, beginning of year                 20,237       6,089
                                                           --------    --------
Cash and cash equivalents, end of period                   $ 37,734    $ 10,683
                                                           ========    ========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        MULTEX.COM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (UNAUDITED; IN THOUSANDS)


                                                         SIX MONTHS ENDED
                                                   JUNE 30, 2001   JUNE 30, 2000
                                                   -------------   -------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION NONCASH INVESTING AND
FINANCING ACTIVITY:
Accrued purchases of fixed assets                  $         260   $         838
                                                   =============   =============
Unrealized (loss) gain on marketable securities    $        (280)  $          59
                                                   =============   =============
Issuance of restricted stock                       $       4,005   $          --
                                                   =============   =============
Stock issued for acquisition of Sage Online        $          --   $      11,037
                                                   =============   =============
Stock issued for acquisition of BuzzCompany        $          --   $      22,801
                                                   =============   =============
Stock issued for acquisition of software           $          --   $       5,400
                                                   =============   =============
Stock issued for exercise of warrants              $          --   $           3
                                                   =============   =============
Fair market value of warrants issued               $       1,075   $       9,809
                                                   =============   =============
Taxes paid                                         $         101   $           2
                                                   =============   =============
Interest paid                                      $          18   $          20
                                                   =============   =============


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2001

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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The disclosure of segment information was not required as the Company operates in only one business segment.

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

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement is expected to result in an increase in net income of approximately $700,000 ($0.02 per share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.


NOTE 2 -- STOCKHOLDERS' EQUITY

     During the three months ended June 30, 2001, the Company issued 144,000 shares of its common stock in connection with the exercise of stock options to employees and the employee stock purchase plan.

     During the three months ended March 31, 2001, the Company issued 174,000 shares of its common stock to employees in connection with the exercise of stock options and granted rights to receive an additional 301,000 shares to employees in connection with its restricted stock program. The restricted stock rights vest in four equal semi-annual installments beginning July 31, 2001, with stock issuance occurring on each vesting date.

NOTE 3 -- EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

                                                           THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                JUNE 30,                         JUNE 30,
                                                     -------------------------------  -------------------------------
                                                          2001            2000             2001             2000
                                                     --------------  ---------------  ---------------  --------------
Numerator:

   Numerator for basic and diluted net loss per
     share - net loss available for common
     stockholders                                     $   (33,740)    $    (1,173)     $   (30,725)     $    (3,250)
                                                    ==============  ===============  ===============  ==============

Denominator:


   Denominator for basic and diluted net loss per
     share - weighted average shares                       31,994          29,842           31,905           29,076
                                                     --------------  ---------------  ---------------  --------------
   Basic and diluted net loss per share               $     (1.05)    $     (0.04)     $     (0.96)     $     (0.11)
                                                     ==============  ===============  ===============  ==============


NOTE 4 -- COMPREHENSIVE INCOME (LOSS)

     Total comprehensive loss was $33.7 million and $1.1 million for the three months ended June 30, 2001 and June 30, 2000, respectively. Total comprehensive loss was $30.9 million and $3.2 million for the six months ended June 30, 2001 and June 30, 2000, respectively.


NOTE 5 -- IMPAIRMENT OF LONG-LIVED ASSETS

     During the quarter ended June 30, 2001, the Company recorded an impairment charge of $25.6 million related to two of its acquisitions. There were two components to this special charge.

     The first component reflects the Company's decision to exit the Sage business, resulting in a $15.3 million (comprised of goodwill) special charge. The majority of this charge relates to the write-down of net intangible assets associated with the Sage acquisition.

     The second component relates to exiting the Buzz software product line. Management performed an evaluation of the Buzz intangible assets, as described in Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets" and concluded from the results of this evaluation that an impairment of intangible assets had occurred. An impairment charge of $10.3 million (comprised of goodwill) was required because estimated fair value was less than the carrying value of the assets.


NOTE 6 -- SUBSEQUENT EVENTS

     In July 2001, the Company instituted a 15% workforce reduction resulting in estimated annualized cost savings of approximately $6.0 million. The Company anticipates recording a third quarter restructuring charge of approximately $1.0 million for expenses relating to severance and other costs associated with exiting the Sage business.

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


RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2001 COMPARED TO QUARTER ENDED JUNE 30, 2000

Revenues

Multex.com's gross revenues consist of subscription fees for MultexNET, sales of investment research on a pay-per-view basis through Multex OnDemand, subscription, development, hosting and license fees for MultexEXPRESS, license and redistribution fees for the Market Guide database, and sales of sponsorships, advertising and investment research through the Multex Investor web site. We also provide professional services to select MultexEXPRESS clients, including software development, customization and integration services.

Gross revenues increased 22.7% to $23.5 million for the quarter ended June 30, 2001 from $19.2 million for the quarter ended June 30, 2000. The increase in revenues reflects growth in MultexExpress, MultexNET and Market Guide, partially offset by a reduction in revenue related to Multex Investor. Gross revenues in the second quarter of 2001 totaled $23.5 million, compared with $29.5 million in the first quarter of 2001, representing a decrease of 20.3%.

On a quarter over quarter basis (June 2001 compared to June 2000), MultexEXPRESS revenue benefited from an increase in the number of Express sites in operation and additional customization work. On a sequential basis, the June 2001 quarter declined significantly from the March 2001 quarter reflecting the absence of any termination charges in the second quarter, a reduction in development work for one of the Company's largest customers, and delays in new and expanded business resulting from continuing weakness in the global financial markets.

MultexNET sales benefited from an increased number of users accessing the MultexNET service and an increase in the number of reports purchased through the OnDemand product on a quarter over quarter basis. When compared on a sequential basis, the second quarter showed a slight decline versus the first quarter, reflecting a decline in revenues from the OnDemand product line. This was primarily attributable to a decline in investment banking activities resulting from the global slowdown in the financial markets.

Multex Investor experienced sharp revenue declines on both a quarter over quarter and sequential basis, each of which reflects the downturn in the financial markets. Advertising, sponsorships and transactions were all adversely impacted by the global slowdown in the financial markets and from dramatic curtailments of corporate advertising budgets.

On a quarter over quarter basis, Market Guide benefited from the inclusion of the Multex Global Estimates (formerly Barra Global Estimates) business, which was acquired in December 2000, and from modest increases in vendor revenues. On a sequential basis, the Market Guide business was negatively impacted by continued bankruptcies and cancellations as many of its customers are dependent on the financial markets and advertising, both of which have experienced sharp declines.

All of the Company's product lines were effected by continued weakness in the global financial markets resulting in a slowdown in new business, reductions in customer spending, postponement of customer decisions, and increases in bankruptcy filings.

PERFORMANCE-BASED WARRANT CHARGES. In the second quarter ended June 30, 2001, the Company recorded performance-related charges associated with warrants issued to Merrill Lynch & Co., Inc. totaling $1.1 million. The Company has classified this non-cash expense as contra-revenue. The performance-based warrant charges will continue to be recorded by the Company in each period that warrants are earned.

Cost of Revenues

Cost of revenues consist primarily of fees payable to distributors of MultexNET and Multex OnDemand, royalties payable to the authors of investment research and content offered through Multex OnDemand, and the Multex Investor and Market Guide web sites, internal and external development costs incurred for MultexEXPRESS customers, research department costs related to the collection and processing of financial data and global earnings estimates, and data communications costs.

Cost of revenues increased 82.6% to $7.2 million in the quarter ended June 30, 2001 from $3.9 million for the quarter ended June 30, 2000. As a percentage of gross revenues, cost of revenues increased to 30.6% for the quarter ended June 30, 2001 from 20.5% for the quarter ended June 30, 2000. The increase in cost of revenues was primarily due to increased royalty payments to third party contributors resulting from additional report sales through the Multex OnDemand platform, the inclusion of data collection costs related to the Global Estimates business, higher telecommunication costs resulting from data center redundancies, and costs associated with increased customization work related to development and enhancements of Express sites.

Operating Expenses

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions, advertising, public relations, tradeshow expenses and costs of marketing materials. Sales and marketing expenses increased 30.8% to $7.7 million in the quarter ended June 30, 2001 from $5.9 million for the quarter ended June 30, 2000. As a percentage of gross revenues, sales and marketing expenses increased to 32.9% for the quarter ended June 30, 2001 from 30.9% for the quarter ended June 30, 2000. The increase in sales and marketing expenses was due to an increase in sales personnel and was partially offset by a reduction in advertising and marketing expenses. The Company has reduced its marketing expenditures with the majority of its marketing dollars in the current quarter spent on generating qualified leads to the Multex Investor platform. Management anticipates marketing expenses to decline over the next two quarters as the Company reviews its online marketing and carriage fee contracts.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and benefits. Research and development expenses decreased 29.1% to $2.0 million for the quarter ended June 30, 2001 from $2.8 million for the quarter ended June 30, 2000. As a percentage of gross revenues, research and development expenses decreased to 8.3% for the quarter ended June 30, 2001 from 14.4% for the quarter ended June 30, 2000. The decrease in research and development expenses in dollar terms was primarily attributable to an increase in the number of internally developed software projects being capitalized in accordance with SOP 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and benefits, fees for professional services and facility expenses, including depreciation and amortization of equipment, software and leasehold improvements, and amortization of identifiable intangible assets and goodwill. General and administrative expenses increased 65.2% to $13.7 million for the quarter ended June 30, 2001 from $8.3 million for the quarter ended June 30, 2000. As a percentage of gross revenues, general and administrative expenses increased to 58.2% for the quarter ended June 30, 2001 from 43.2% for the quarter ended June 30, 2000. Growth in general and administrative expenses reflects an increase in the number of employees and offices worldwide, higher bad debt reserves, and increased professional fees related to development, legal and tax services. Additionally, the second quarter ended June 2001 included recognition of operating expenses related to Buzz and the BARRA Global Estimates business. The Buzz and BARRA Global estimates acquisitions were consummated subsequent to March 2000.

Management expects general and administrative expenses to decrease in aggregate dollars for the remainder of this year as the cost savings from the impairment charge, recorded in the second quarter, and anticipated restructuring charge, to be recorded in the third quarter, materialize. The majority of these cost savings will be attributable to a 15% reduction in personnel and the benefit costs associated with these employees, the elimination of operating losses associated with Sage, and a reduction in amortization charges associated with prior period acquisitions.

IMPAIRMENT CHARGE. In the second quarter ended June 30, 2001, the Company recorded an impairment charge of $25.6 million reflecting the decision to exit the Sage business and the Buzz product line. Management also anticipates recording a restructuring charge in the third quarter related to severance costs associated with a fifteen percent payroll reduction and other expenses related to exiting the Sage business and Buzz product line. The Company expects the full impact of these charges to take effect in the fourth quarter of 2001 and to realize annual cost savings of approximately $10.0 million from the 15% personnel reduction, lower employee benefits costs, reduced amortization charges, lower marketing carriage fees, and the absence of other costs related to Sage and the Buzz product line.

Loss from Operations

Loss from operations totaled $33.8 million for the quarter ended June 30, 2001 compared to a loss from operations of $1.7 million for the quarter ended June 30, 2000. Loss from operations reflects the global slowdown in the financial marketplace, the impairment charge related to exiting the Sage business and Buzz product line, and higher operating expenses.

Interest Income (Expense)

Net interest income decreased 19.8% to $494,000 for the quarter ended June 30, 2001 from $616,000 for the quarter ended June 30, 2000. The decrease in net interest income is primarily attributable to a decline in interest rates.

Other

Other expense relates to a $173,000 loss the Company recognized on the disposition of the Company's equity investment in Financial Data Concepts in the second quarter of this year.

Income Taxes

Income taxes increased to $290,000 for the quarter ended June 30, 2001 from $48,000 for the quarter ended June 30, 2000 reflecting estimated taxable income for 2001 associated with employee stock option deductions and profitable foreign operations for which the Company's net operating loss carryforwards are not available.

At December 31, 2000, Multex had net operating loss carryforwards of approximately $50.0 million and research and development credits of approximately $1.5 million for income tax purposes that expire in 2009 through 2020. The utilization with regard to timing and amount of the Company's net operating loss carryfowards may be limited due to changes in the Company's ownership pursuant to Section 382 of the Internal Revenue Code.

Net loss

The Company recorded a net loss of $33.7 million, or a net loss per share of $1.05, for the quarter ended June 30, 2001 compared to a net loss of $1.2 million, or a net loss per share of $0.04, for the quarter ended June 30, 2000. The net loss reflects the global slowdown in the financial marketplace, the impairment charge related to exiting the Sage business and Buzz product line, and higher operating expenses.



SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

Revenues

Gross revenues increased 50.4% to $53.0 million for the six months ended June 30, 2001 from $35.3 million for the six months ended June 30, 2000. The increase in revenues reflects growth in MultexExpress, MultexNET and Market Guide, partially offset by a reduction in revenue related to Multex Investor. MultexEXPRESS revenue benefited from an increase in the number of Express sites in operation, additional customization work and an early termination charge associated with one customer who decided to exit the retail marketplace in the first quarter of 2001. MultexNET sales benefited from an increased number of users accessing the MultexNET service and an increase in the number of reports purchased through the OnDemand product. Multex Investor experienced a revenue decline reflecting the downturn in the financial markets partially offset by cancellation fees related to two sponsors exiting the retail marketplace in the first quarter of 2001. Advertising, sponsorships and transactions were all adversely impacted by the global slowdown in the financial markets and from dramatic curtailments of corporate advertising budgets. Market Guide benefitted from the inclusion of the Multex Global Estimates (formerly Barra Global Estimates) business that was acquired in December 2000 and from modest increases in vendor revenues partially offset by several smaller internet distributors canceling their contracts and/or declaring bankruptcy in the first half of 2001.

For the six month period ended June 30, 2001, the Company incurred performance-related charges associated with warrants issued to Merrill Lynch & Co., Inc. totaling $1.1 million. The Company has classified this non-cash expense as a contra-revenue account. The performance-based warrant charges will continue to be recorded by the Company in each period that warrants are earned.

Cost of Revenues

Cost of revenues increased 63.2% to $12.9 million during the six months ended June 30, 2001 from $7.9 million for six months ended June 30, 2000. As a percentage of gross revenues, cost of revenues increased to 24.3% for the six months ended June 30, 2001 from 22.4% for the six months ended June 30, 2000. The increase in cost of revenues in dollar terms was primarily due to increased royalty payments to third party contributors resulting from additional report sales through the Multex OnDemand platform, the inclusion of data collection costs related to the Global Estimates business, and costs associated with increased customization work related to development and enhancements of Express sites.

Operating Expenses

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions, advertising, public relations, tradeshow expenses and costs of marketing materials. Sales and marketing expenses increased 18.9% to $14.5 million during the six months ended June 30, 2001 from $12.2 million for the six months ended June 30, 2000. As a percentage of gross revenues, sales and marketing expenses decreased to 27.3% for the six months ended June 30, 2001 from 34.5% for the six months ended June 30, 2000. The increase in sales and marketing expenses was due to an increase in sales personnel partially offset by a reduction in advertising and marketing expenses. The Company has reduced its marketing expenditures with the majority of its marketing dollars spent on generating qualified leads to the Multex Investor platform.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and benefits. Research and development expenses decreased 9.1% to $4.6 million during the six months ended June 30, 2001 from $5.0 million for the six months ended June 30, 2000. As a percentage of gross revenues, research and development expenses decreased to 8.6% for the six months ended June 30, 2001 from 14.3% for the six months ended June 30, 2000. The decrease in research and development expenses in dollar terms was primarily due to an increase in the number of internally developed software projects being capitalized.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and benefits, fees for professional services and facility expenses, including depreciation and amortization of equipment, software and leasehold improvements, and amortization of identifiable intangible assets and goodwill. General and administrative expenses increased 75.1% to $25.6 million during the six months ended June 30, 2001 from $14.6 million for the six months ended June 30, 2000. As a percentage of gross revenues, general and administrative expenses increased to

48.3% for the six months ended June 30, 2001 from 41.5% for the six months ended June 30, 2000. Growth in general and administrative expenses reflects an increase in the number of employees and offices worldwide, higher bad debt reserves, and increased professional fees related to development, legal and tax services. Additionally, the six months ended June 2001 included full recognition of expenses related to Sage, Buzz and the BARRA Global Estimates business.

IMPAIRMENT CHARGE. For the six month period ended June 30, 2001, the Company recorded an impairment charge of $25.6 million reflecting the decision to exit the Sage business and the Buzz product line. Management also anticipates recording a restructuring charge in the third quarter related to severance costs associated with a fifteen percent payroll reduction and other expenses related to exiting the Sage business and Buzz product line. The Company expects the full impact of these charges to take effect in the fourth quarter of 2001 and to realize annual cost savings of approximately $10.0 million from the 15% personnel reduction, lower employee benefits costs, reduced amortization charges, lower marketing carriage fees, and the absence of other costs related to Sage and the Buzz product line.

Loss from Operations

Loss from operations totaled $31.2 million for the six months ended June 30, 2001 compared to a loss from operations of $4.5 million for the six months ended June 30, 2000. Loss from operations reflects the global slowdown in the financial marketplace, the impairment charge related to exiting the Sage business and Buzz product line, and higher operating expenses.

Interest Income (Expense)

Net interest income decreased 19.3% to $1.1 million during the six months ended June 30, 2001 from $1.3 million for the six months ended June 30, 2000. The decrease in net interest income is primarily attributable to a decline in interest rates.

Other

Other expense relates to a $173,000 loss the Company recognized on the disposition of the Company's equity investment in Financial Data Concepts in the second quarter of this year.

Income Taxes

Income taxes increased to $380,000 for the six months ended June 30, 2001 from $95,000 for the six months ended June 30, 2000.

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

Net loss

The Company recorded a net loss of $30.7 million, or a net loss per share of $0.96, for the six months ended June 30, 2001 compared to a net loss of $3.3 million, or a net loss per share of $0.11, for the six months ended June 30, 2000. The net loss reflects the global slowdown in the financial marketplace, the impairment charge related to exiting the Sage business and Buzz product line, and higher operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, we had $44.5 million of cash, cash equivalents and marketable securities. Our principal commitments consist of obligations under operating leases.

Net cash provided by operating activities was $5.4 million in the six months ended June 30, 2001, and net cash used in operating activities was $7.2 million in the equivalent period in 2000. The increase in cash provided by operating activities reflects higher non-cash charges (including depreciation and amortization), the impairment charge (non-cash), and improved accounts receivable balances, partially offset by a reduction in accrued expenses and accounts payables.

Net cash provided by investing activities was $9.8 million in the six months ended June 30, 2001, and net cash used in investing activities was $11.5 million in the equivalent period in 2000. The improvement in cash provided by investing activities was primarily related to marketable securities transactions, a reduction in purchases of property and equipment, and the acquisitions of Sage Online and Buzz in the first half of 2000, for which there were no comparable transactions in 2001.

Net cash provided by financing activities was $2.2 million in the six months ended June 30, 2001, and $23.3 million for the equivalent period in 2000. The sharp decline in cash provided by financing activities was due to the private placement of stock issued to Merrill Lynch in the first quarter of 2000. There was no comparable transaction during the six month period ended June 30, 2001.

We believe that our existing cash, cash equivalents and marketable securities, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures at least for the next twelve months.



                   RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

MULTEX.COM'S BUSINESS COULD BE MATERIALLY AND ADVERSELY AFFECTED BY A DOWNTURN IN THE FINANCIAL SERVICES INDUSTRY

     We are dependent upon the continued demand for the distribution of investment research and other information over the Internet, making our business susceptible to a downturn in the financial services industry. In addition, U.S. financial institutions are continuing to consolidate, increasing the leverage of our information providers to negotiate prices and decreasing the overall potential market for some of our services. Weakness in the financial services industry could also adversely impact our subscription renewal rates. These factors, as well as other changes occurring in the financial services industry, could have a material and adverse effect on our business, results of operations and financial condition.

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

THE MARKETS FOR OUR PRODUCTS AND SERVICES ARE RAPIDLY CHANGING

     The  market  for  the   distribution  of  investment   research  and  other
information over the Internet is rapidly evolving, and demand and market acceptance for these services continue to be subject to a high level of uncertainty.

     Because the market for our services is still relatively new and rapidly evolving, it is difficult to predict with any assurance the growth rate, if any, and the ultimate size, of this market. We cannot assure you that the market for our services will continue to develop or that our services will ever achieve broad market acceptance. If the market for our services weakens, develops more slowly than expected, or becomes saturated with competitors; if our services do not achieve broad market acceptance; or if pricing becomes subject to significant competitive pressures, our business, results of operations and financial condition would be materially and adversely affected.

MULTEX.COM'S BUSINESS COULD BE MATERIALLY AND ADVERSELY AFFECTED BY PRESSURES OF COMPETITION

     The market for the distribution of investment research and other information over the Internet is intensely competitive. Increased competition could result in price reductions, reduced gross margins and loss of market share, any of which could have a material and adverse effect on our business, results of operations and financial condition. We currently face direct and indirect competition, for contributors of investment research and other reports and for subscribers, from large and well-established distributors of financial information, such as Thomson Financial Services. Some of our competitors enjoy exclusive distribution arrangements with major financial institutions. We also compete with:

o companies that provide investment research, including investment banks and brokerage firms, many of whom have their own Web sites;

o other providers of either free or subscription research services on the Internet;

o services provided by some of our strategic distributors, which are competitive in one or more respects with our service offerings;

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

o providers of annual reports and other filings with the Securities and Exchange Commission;

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

                           PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

     On and after May 8, 2001, three securities class action lawsuits were filed against the Company, certain of our current and former officers and directors, and a number of investment banks, including some of the underwriters of our initial public offering. The lawsuits were filed in the United States District Court for the Southern District of New York. The lawsuits assert claims against us pursuant to Sections 11 and 15 of the Securities Act of 1933, and pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder. Plaintiffs allege that the underwriter defendants agreed to allocate stock in our initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for our initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. We and our current and former officers and directors intend to vigorously defend the actions. We expect that the lawsuits will be consolidated and that plaintiffs will file a consolidated complaint. We intend to file a motion to dismiss that complaint. We are aware that approximately 110 other companies have been named in nearly identical lawsuits.

     While the outcome of the claims against us cannot be predicted with certainty, management does not believe that the outcome of these legal matters will have a material adverse effect on our results of operations or financial condition.


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

                                  MULTEX.COM, INC.
                                  (Registrant)


Date:  August 14, 2001                   /s/ Isaak Karaev
                                  ---------------------------------------------
                                  Name:  Isaak Karaev
                                  Title: Chief Executive Officer


Date:  August 14, 2001                 /s/ John J. McGovern
                                  ---------------------------------------------
                                  Name:  John J. McGovern
                                  Title: Chief Financial Officer