Form 10-Q
period 2001-09-30
MULTEX COM INC
filed 2001-11-14
CIK 1061310

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934



                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


   FOR THE TRANSITION PERIOD FROM ____________________ TO ____________________

                         COMMISSION FILE NUMBER: 0-24559


                                MULTEX.COM, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                                                22-3253344
        DELAWARE                                          ----------------------
------------------------                                     (I.R.S. Employer
(State of Incorporation)                                  Identification Number)

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

                           Yes |X|                   No |_|

As of November 7, 2001, there were 32,406,350 shares of the registrant's common stock outstanding.

================================================================================

                          QUARTERLY REPORT ON FORM 10-Q
                        MULTEX.COM, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS


                                                                           PAGE
                                                                          NUMBER

PART I.  FINANCIAL INFORMATION ..............................................  3

     ITEM 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited): ......  3

              Condensed Consolidated Balance Sheets as of
              September 30, 2001 and December 31, 2000 ......................  3

              Condensed Consolidated Statements of Operations
              for the  three months and nine months ended
              September 30, 2001 and 2000 ...................................  4

              Condensed Consolidated Statements of Cash Flows
              for the nine months ended September 30, 2001 and 2000 .........  5

              Notes to Condensed Consolidated Financial Statements
              September 30, 2001 ............................................  7

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS ........................... 10

PART II.  OTHER INFORMATION ................................................. 22

     ITEM 1.  LEGAL PROCEEDINGS ............................................. 22

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS ..................... 22

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ............................... 22

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ........... 22

     ITEM 5.  OTHER INFORMATION ............................................. 22

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .............................. 22

     ITEM 7.  SIGNATURES .................................................... 23

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        MULTEX.COM, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                   SEPTEMBER 30,    DECEMBER 31,
                                                        2001             2000
                                                     ---------        ---------
ASSETS                                              (unaudited)       (audited)
                                                     ---------        ---------
Current assets:
  Cash and cash equivalents                          $  40,937        $  20,237
  Marketable securities                                  1,030           25,493
  Accounts receivable, net                              18,210           27,497
  Other current assets                                   6,624            6,542
                                                     ---------        ---------
Total current assets                                    66,801           79,769

Property and equipment, net                             38,336           37,909
Goodwill, net                                            6,235           33,704
Intangibles, net                                        16,289           17,649
Other                                                    8,949            5,490
                                                     ---------        ---------
Total assets                                         $ 136,610        $ 174,521
                                                     =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                   $   2,077        $   4,805
  Accrued expenses                                       5,941            9,742
  Current portion of capital lease obligations              69              110
  Deferred revenues                                      9,323           10,533
                                                     ---------        ---------
Total current liabilities                               17,410           25,190

Long term liabilities:
  Capital lease obligations                                 27               84
  Deferred rent                                          3,196            3,119
  Other                                                      3                3
                                                     ---------        ---------
Total long term liabilities                              3,226            3,206

Stockholders' equity:
  Preferred stock - $.01 par value:
    Authorized - 5,000,000 shares;
    none issued and outstanding                             --               --
  Common stock - $.01 par value:
    Authorized - 200,000,000 shares;
    issued and outstanding  32,405,000 shares
    at September 30, 2001 and 31,741,000 at
    December 31, 2000                                      324              317
  Additional paid-in capital                           225,699          216,683
  Accumulated deficit                                  (99,740)         (61,336)
  Deferred equity consideration                        (10,208)          (9,671)
  Accumulated other comprehensive (loss) income           (101)             132
                                                     ---------        ---------
Total stockholders' equity                             115,974          146,125
                                                     ---------        ---------
Total liabilities and stockholders' equity           $ 136,610        $ 174,521
                                                     =========        =========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        MULTEX.COM, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                     SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                         2001             2000             2001             2000
                                     ------------     ------------     ------------     ------------
Gross revenues                       $     21,314     $     22,823     $     74,340     $     58,073
Performance-based warrants                   (821)              --           (1,896)              --
                                     ------------     ------------     ------------     ------------
Net revenues                               20,493           22,823           72,444           58,073

Cost of revenues                            6,371            4,162           19,271           12,066
                                     ------------     ------------     ------------     ------------
Gross profit                               14,122           18,661           53,173           46,007

Operating expenses:
  Sales and marketing                       6,018            6,568           20,472           18,725
  Research and development                  1,599            2,773            6,166            7,795
  General and administrative                7,307            6,740           24,264           16,871
  Depreciation & amortization               4,658            3,261           13,322            7,765
  Impairment & restructuring
    charges                                 1,746               --           27,387               --
                                     ------------     ------------     ------------     ------------
Total operating expenses                   21,328           19,342           91,611           51,156

Loss from operations                       (7,206)            (681)         (38,438)          (5,149)

Other income (expense):
  Interest income                             434              916            1,512            2,252
  Interest expense                            (25)             (33)             (43)             (56)
  Equity in loss from
    unconsolidated business                  (781)                             (781)
  Other                                       (26)              --             (199)              --
                                     ------------     ------------     ------------     ------------
Income (loss) before income taxes          (7,604)             202          (37,949)          (2,953)
Income tax expense (benefit)                   75               (8)             455               87
                                     ------------     ------------     ------------     ------------
Net income (loss)                    $     (7,679)    $        210     $    (38,404)    $     (3,040)
                                     ============     ============     ============     ============

Basic and diluted net income
  (loss) per share                   $      (0.24)    $       0.01     $      (1.20)    $      (0.10)
                                     ============     ============     ============     ============

Number of shares used in:
  Basic income (loss) per share            32,326           31,173           32,052           29,780
                                     ============     ============     ============     ============
  Diluted income (loss) per share          32,326           34,369           32,052           29,780
                                     ============     ============     ============     ============

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        MULTEX.COM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (UNAUDITED; IN THOUSANDS)




                                                           NINE MONTHS ENDED
                                                       SEPTEMBER 30,   SEPTEMBER 30,
                                                          2001            2000
                                                       -----------     -----------
OPERATING ACTIVITIES
Net loss                                                  $(38,404)    $ (3,040)
Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:
    Amortization of equity consideration                     3,144        1,886
    Depreciation and amortization                            8,051        4,477
    Amortization of goodwill and intangibles                 3,618        1,819
    Performance-based warrant charges                        1,896         --
    Bad debt expense                                         1,612          709
    Equity in loss from unconsolidated business                 31         --
    Interest income on marketable securities                  (309)        --
    Impairment & restructuring charges                      26,610         --
    Changes in operating assets and liabilities:
      Accounts receivable                                    7,675       (7,866)
      Other current assets                                    (435)      (1,227)
      Other assets                                           1,380         (613)
      Accounts payable                                      (2,984)      (3,114)
      Accrued expenses                                      (4,008)       1,140
      Deferred revenue                                      (1,210)       1,592
      Deferred rent                                             77          554
      Other liabilities                                       --            (20)
                                                          --------     --------
Net cash provided by (used in) operating
  activities                                                 6,744       (3,703)

INVESTING ACTIVITIES
Purchase of marketable securities                          (35,016)     (17,565)
Proceeds from sale of marketable securities                 59,486       26,359
Acquisition of Sage Online and BuzzCompany,
  net of cash acquired                                        --         (6,851)
Purchase of property and equipment                         (12,831)     (17,466)
                                                          --------     --------
Net cash provided by (used in)
  investing activities                                      11,639      (15,523)

FINANCING ACTIVITIES
Proceeds from issuances of stock                             2,346       55,278
Repayment of long-term debt and capital leases                 (98)        (172)
                                                          --------     --------
Net cash provided by financing activities                    2,248       55,106

Effect of exchange rate changes on cash                         69          (68)
                                                          --------     --------
Increase in cash and cash equivalents                       20,700       35,812
Cash and cash equivalents, beginning of year                20,237        6,089
                                                          --------     --------
Cash and cash equivalents, end of period                  $ 40,937     $ 41,901
                                                          ========     ========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        MULTEX.COM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (UNAUDITED; IN THOUSANDS)




                                                               NINE MONTHS ENDED
                                                           SEPTEMBER 30,   SEPTEMBER 30,
                                                                2001            2000
                                                            -----------     -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Noncash investing and financing activity:

   Accrued purchases of fixed assets                        $        256   $ 2,255
                                                            ============   =======
   Issuance of restricted stock                             $      3,869   $  --
                                                            ============   =======
   Stock issued for acquisition of Sage Online              $       --     $11,037
                                                            ============   =======
   Stock issued for acquisition of BuzzCompany              $       --     $22,801
                                                            ============   =======
   Stock issued for acquisition of software                 $       --     $ 5,400
                                                            ============   =======
   Stock issued for exercise of warrants                    $       --     $     3
                                                            ============   =======
   Issuance of stock to unconsolidated business             $      1,236   $  --
                                                            ============   =======
   Net change in unrealized gain on marketable securities   $       (302)  $   156
                                                            ============   =======
   Fair market value of warrants issued                     $      1,896   $ 9,809
                                                            ============   =======
   Taxes paid                                               $        126   $     4
                                                            ============   =======
   Interest paid                                            $         43   $    56
                                                            ============   =======

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2001

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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The disclosure of segment information was not required as the Company operates in only one business segment.

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

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of FAS No. 142 is expected to result in an increase in net income of approximately $700,000 ($0.02 per share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

     On August 1, 2001, the Financial Accounting Standards Board, (FASB) issued SFAS No. 144, "Accounting For Impairment of Long Lived Assets". The Company is required to adopt this pronouncement beginning January 1, 2002. SFAS No. 144 prescribes the accounting for long-lived assets (excluding goodwill) to be disposed of by sale. SFAS No. 144 retains the requirement of SFAS No. 121 to measure long-lived asset classified as held for sale at the lower of its carrying value or fair market value less the cost to sell. Therefore, discontinued operations are no longer measured on a net realizable basis, and future operating results are no longer recognized before they occur. The impact of adopting SFAS No. 144 is not expected to be significant.

NOTE 2 -- STOCKHOLDERS' EQUITY

     During the three months ended September 30, 2001, the Company issued approximately 30,000 shares of its common stock in connection with the exercise of stock options to employees and approximately 47,000 shares of its common stock in connection with vested restricted stock. The Company also issued approximately 274,000 shares to TheMarkets.com, Inc. in exchange for a 6.25% equity ownership interest.

     During  the  three  months  ended  June  30,  2001,   the  Company   issued
approximately 144,000 shares of its common stock in connection with the exercise of stock options to employees and the employee stock purchase plan.

     During  the  three  months  ended  March  31,  2001,   the  Company  issued
approximately 174,000 shares of its common stock to employees in connection with the exercise of stock options.

NOTE 3 -- EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

                                        THREE MONTHS ENDED    NINE MONTHS ENDED
                                           SEPTEMBER 30,        SEPTEMBER 30,
                                        ------------------   ------------------
                                          2001       2000      2001       2000
                                        -------    -------   --------   -------
Numerator:

Numerator for basic and
  diluted net income (loss) per share
  - net income (loss) available for
  common stockholders                   $(7,679)   $   210   $(38,404)  $(3,040)
                                        =======    =======   ========   =======

Denominator:

   Denominator for basic net income
     (loss) per share - weighted
     average shares                      32,326     31,173    32,052     29,780
   Assumed conversion of outstanding
     stock options                           --      3,196        --         --
                                        -------    -------   --------   -------
   Denominator for diluted net
     income (loss) per share
     - weighted average shares           32,326     34,369    32,052     29,780
                                        -------    -------   --------   -------
   Basic and diluted net income (loss)
     per share                          $ (0.24)   $  0.01   $ (1.20)   $ (0.10)
                                        =======    =======   =======    =======

NOTE 4 -- COMPREHENSIVE INCOME (LOSS)

     Total comprehensive loss was $7.7 million and total comprehensive income was $250,000 for the three months ended September 31, 2001 and September 30, 2000, respectively. Total comprehensive loss was $38.6 million and $3.0 million for the nine months ended September 30, 2001 and September 30, 2000, respectively.


NOTE 5 -- IMPAIRMENT OF LONG-LIVED ASSETS

     During the quarter ended June 30, 2001, the Company recorded an impairment charge of $25.6 million related to two of its acquisitions. There were two components to this special charge.

     The first component reflects the Company's decision to exit the Sage business, resulting in a $15.3 million special charge. The majority of this charge relates to the write-down of net intangible assets (primarily goodwill) associated with the Sage acquisition.

     The second component relates to exiting the Buzz software product line. Management performed an evaluation of the Buzz intangible assets, as described in Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets" and concluded from the results of this evaluation that an impairment of intangible assets had occurred. An impairment charge of $10.3 million (primarily goodwill) was required because estimated fair value was less than the carrying value of the assets.

NOTE 6 -- RESTRUCTURING CHARGE

     To reduce costs and streamline operations, the Company took a $1.7 million restructuring charge in the third quarter related to a 15% workforce reduction resulting in the termination of approximately 100 employees, the cancellation of all marketing contracts associated with the Sage Online business, and the prospective termination of one of its operating leases in New York City.

     The Company incurred approximately $770,000 in involuntary termination benefits that were paid and charged to the restructuring account resulting from the termination of approximately 100 employees in the third quarter. The terminated employees represented all product and operating groups, with the majority of the reductions coming from the Sage Online (26 employees), Development (15 employees), Operations (13 employees), Buzz (11 employees), and Sales (10 employees) operating units.

     The Company incurred approximately $350,000 in costs related to the termination of all marketing contracts associated with Sage. As of the end of the third quarter, the Company no longer has any marketing obligations related to its Sage business.

     The Company is in the process of terminating one of its operating leases in New York City, but has not yet exited the location. Management anticipates exiting the space within the next six months and has accrued approximately $80,000 for expenses related to the lease termination. The restructuring charge also includes approximately $540,000 related to the write down of leasehold improvements at this location.

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

Revenue from MultexNET subscriptions is recognized in equal installments over the term of the subscription. Revenue from transactions on MultexNET and Multex Investor are recognized upon sale. Some of the transactional users of MultexNET pay a flat annual fee for the service, which entitles them to receive research and other reports at a discounted rate. Revenues from these users are recognized in equal installments over the term of the subscription. Revenue from professional service fees related to MultexEXPRESS is recognized upon completion of relevant service, whereas the hosting and license fees are recognized over the term of the agreement. Revenue from sponsorships on Multex Investor is recognized in equal installments over the term of the sponsorship. Market Guide license fees are recognized over the term of the agreement.

The majority of costs associated with revenues from MultexNET, MultexEXPRESS, Multex Investor and Market Guide are expensed as and when incurred.


RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2001 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2000

The September 11, 2001 attacks on the World Trade Center took an immediate toll on Multex.com and many of its customers. As a result of the attacks, parts of lower Manhattan were inaccessible for varying periods of time, thus impairing access to the Company's three New York City offices, each of which is located in lower Manhattan.

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

Gross revenues decreased 6.6% to $21.3 million for the quarter ended September 30, 2001 from $22.8 million for the quarter ended September 30, 2000. The decrease in revenues reflects lower revenues in all product lines except for Market Guide, which reflected the inclusion of the Barra Global Estimates business acquired in December 2000. Gross revenues in the third quarter of 2001 totaled $21.3 million, compared with $23.5 million in the second quarter of 2001, representing a decrease of 9.4%.

On a quarter over quarter basis (September 2001 compared to September 2000), MultexEXPRESS revenue was adversely impacted by the terrorist attacks on the World Trade Center on September 11, 2001. Specifically, MultexEXPRESS suffered the largest portion of the revenue decline, totaling approximately $1.4 million. Approximately $1.2 million of the revenue decrease resulted from one-time professional development fees being postponed in the third quarter. Management expects to recognize these fees in subsequent quarters. Additionally, approximately $200,000 of recurring revenue was lost in the third quarter as a result of the attacks. Management believes that the Company will be reimbursed for some portion of the lost recurring revenue under its business interruption insurance policy. On a sequential basis, the September 2001 quarter declined significantly from the June 2001 quarter reflecting the delayed and lost revenue resulting from the September 11, 2001 attacks on the World Trade Center.

MultexNET sales were also negatively impacted by the September 11th attacks. Management estimates that approximately $400,000 in MultexNet and OnDemand sales were lost because of the attacks. As a direct result of the financial markets being closed for four business days, the Company experienced a significant decline in OnDemand report purchases in the month of September. Management also believes some portion of this lost revenue will be reimbursed under the Company's business interruption insurance policy. When compared on a sequential basis, the third quarter showed a decline versus the second quarter, reflecting a decline in revenues from the OnDemand product line. This was primarily attributable to the September 11th attacks.

Multex Investor continued to experience sharp revenue declines on both a quarter over quarter and sequential basis, each of which reflects the global slowdown in the financial markets coupled with the attacks on the World Trade Center on September 11, 2001. Management estimates that approximately $200,000 in revenues were postponed or lost in the quarter as a results of the World Trade Center attacks. Additionally, advertising, sponsorships and transactions all continued to be adversely impacted by the downturn in the financial markets and from significant curtailments of corporate advertising budgets.

On a quarter over quarter basis, Market Guide benefited from the inclusion of the Multex Global Estimates (formerly Barra Global Estimates) business, which was acquired in December 2000, and from modest increases in vendor revenues. On a sequential basis, the Market Guide business appears to have stabilized, reflecting fewer bankruptcies and cancellations.

All of the Company's product lines were affected by the attacks on September 11, 2001 and by continued weakness in the global financial markets.

PERFORMANCE-BASED WARRANT CHARGES. In the third quarter ended September 30, 2001, the Company recorded performance-related charges totaling $820,000 associated with warrants issued to Merrill Lynch & Co., Inc. The Company has classified this non-cash expense as contra-revenue. The performance-based warrant charges will continue to be recorded by the Company in each period that warrants are earned.

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

Cost of revenues increased 53.1% to $6.4 million in the quarter ended September 30, 2001 from $4.2 million for the quarter ended September 30, 2000. As a percentage of gross revenues, cost of revenues increased to 29.9% for the quarter ended September 30, 2001 from 18.2% for the quarter ended September 30, 2000. The increase in cost of revenues was primarily due to increased royalty payments to third party contributors resulting from additional report sales through the Multex OnDemand platform, the inclusion of data collection costs related to the Global Estimates business, higher telecommunication costs resulting from the new data center, and costs associated with customization work related to development and enhancements of Express sites.

Operating Expenses

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions, advertising, public relations, tradeshow expenses and costs of marketing materials. Sales and marketing expenses decreased 8.4% to $6.0 million in the quarter ended September 30, 2001 from $6.6 million for the quarter ended September 30, 2000. As a percentage of gross revenues, sales and marketing expenses decreased to 28.2% for the quarter ended September 30, 2001 from 28.8% for the quarter ended September 30, 2000. The decrease in sales and marketing expenses was due to a decrease in the amount of new business booked (resulting in decreased commissions) and a reduction in advertising and marketing expenses. The Company has reduced its marketing expenditures with the majority of its marketing dollars in the current quarter spent on generating qualified leads to the Multex Investor platform.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and benefits. Research and development expenses decreased 42.3% to $1.6 million for the quarter ended September 30, 2001 from $2.8 million for the quarter ended September 30, 2000. As a percentage of gross revenues, research and development expenses decreased to 7.5% for the quarter ended September 30, 2001 from 12.2% for the quarter ended September 30, 2000. The decrease in research and development expenses in dollar terms was primarily attributable to an increase in the number of internally developed software projects being capitalized in accordance with SOP 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE as well as a decline in the number of developers on staff.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and benefits, fees for professional services and consultants, facility expenses, overhead, and office supplies and expenses. General and administrative expenses increased 8.4% to $7.3 million for the quarter ended September 30, 2001 from $6.7 million for the quarter ended September 30, 2000. As a percentage of gross revenues, general and administrative expenses increased to 34.3% for the quarter ended September 30, 2001 from 29.5% for the quarter ended September 30, 2000. Growth in general and administrative expenses reflects an increase in the number of employees and offices worldwide, higher bad debt reserves, and increased professional fees related to development, legal and tax services. Additionally, the third quarter ended September 2001 included recognition of operating expenses related to the BARRA Global Estimates business. The BARRA Global estimates acquisition was consummated subsequent to September 30, 2000.

Management expects general and administrative expenses to decrease in aggregate dollars for the remainder of this year as the cost savings from the cost reduction measures taken in the second and third quarters, that resulted in an impairment charge recorded in the second quarter and a restructuring charge (described below) recorded in the third quarter, materialize. The majority of these cost savings will be attributable to the 15% reduction in personnel and the benefit costs associated with these employees, the elimination of operating losses associated with Sage, a reduction in facilities charges from the planned termination of the lease for one of the Company's New York offices, and continued expense reductions as the Company strives to align its cost structure with projected revenues.

DEPRECIATION & AMORTIZATION. Depreciation and amortization expenses consist primarily of depreciation related to fixed assets, computer equipment and software, and leasehold improvements, and amortization related to recently acquired companies and the ongoing cost of warrants issued to Merrill Lynch & Co., Inc. Depreciation and amortization for the quarter ended September 30, 2001 increased 42.8% to $4.7 million, compared to $3.3 million for the quarter ended September 30, 2000. As a percentage of gross revenues, depreciation and amortization expenses increased to 21.9% for the quarter ended September 30, 2001 from 14.3% for the quarter ended September 30, 2000. The increase reflects amortization related to the BARRA Global estimates business acquired in December 2000 and increased depreciation expenses attributable to additional computer purchases.

RESTRUCTURING CHARGE. In the third quarter ended September 30, 2001, the Company recorded a restructuring charge of $1.7 million. This charge consisted of severance payments to approximately 100 terminated employees, the cancellation of all marketing contracts associated with the Sage Online business, and the anticipated termination of one of the Company's operating leases on office space in New York City. These cost reductions reflect management's commitment to align the Company's expense base with projected revenues.

Loss from Operations

Loss from operations totaled $7.2 million for the quarter ended September 30, 2001 compared to a loss from operations of $681,000 for the quarter ended September 30, 2000. Loss from operations reflects approximately $2 million in postponed or delayed revenue resulting from the September 11, 2001 attacks on the World Trade Center, the global slowdown in the financial marketplace, higher cost of revenue and operating expenses, and the restructuring charge of approximately $1.7 million.

Interest Income (Expense)

Net interest income decreased 53.7% to $409,000 for the quarter ended September 30, 2001 from $883,000 for the quarter ended September 30, 2000. The decrease in net interest income is primarily attributable to a decline in interest rates and a lower cash balance.

Equity in Loss from Unconsolidated Business

Equity in loss of unconsolidated business reflects a $781,000 loss the Company recognized from its equity investment in TheMarkets.com. This investment was completed in the quarter ended September 30, 2001.

Income Taxes

Income tax expense totaled $75,000 for the quarter ended September 30, 2001 compared to a tax benefit of $8,000 for the quarter ended September 30, 2000.

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

Net loss

The Company recorded a net loss of $7.7 million, or a net loss per share of $0.24, for the quarter ended September 30, 2001 compared to net income of $210,000, or a net earnings per share of $0.01, for the quarter ended September 30, 2000. The net loss reflects the postponed and lost revenue resulting from the September 11, 2001 attacks on the World Trade Center, the global slowdown in the financial marketplace, higher cost of revenue and operating expenses, restructuring charges, lower interest income, and the equity loss from an unconsolidated business.


NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Revenues

Gross revenues increased 28.0% to $74.3 million for the nine months ended September 30, 2001 from $58.1 million for the nine months ended September 30, 2000. The increase in revenues reflects growth in MultexEXPRESS, MultexNET and Market Guide, partially offset by a reduction in revenue related to Multex Investor. MultexEXPRESS revenue benefited from an increase in the number of Express sites in operation, additional customization work and an early termination charge associated with one customer who decided to exit the retail marketplace in the first quarter of 2001. MultexNET sales benefited from an increased number of users accessing the MultexNET service and an increase in the number of reports purchased through the OnDemand product. Multex Investor experienced a revenue decline reflecting the downturn in the financial markets partially offset by cancellation fees related to two sponsors exiting the retail marketplace in the first quarter of 2001. Advertising, sponsorships and transactions on Multex Investor were all adversely impacted by the global slowdown in the financial markets and from dramatic curtailments of corporate advertising budgets. Market Guide benefitted from the inclusion of the Multex Global Estimates (formerly Barra Global Estimates) business that was acquired in December 2000 and from modest increases in vendor revenues partially offset by several smaller internet distributors canceling their contracts and/or declaring bankruptcy in 2001.

For the nine month period ended September 30, 2001, the Company incurred charges associated with performance-related warrants issued to Merrill Lynch & Co., Inc. totaling $1.9 million. The Company has classified this non-cash expense as a contra-revenue account. The performance-based warrant charges will continue to be recorded by the Company in each period that warrants are earned.

Cost of Revenues

Cost of revenues increased 59.7% to $19.3 million during the nine months ended September 30, 2001 from $12.1 million for the nine months ended September 30, 2000. As a percentage of gross revenues, cost of revenues increased to 25.9% for the nine months ended September 30, 2001 from 20.8% for the nine months ended September 30, 2000. The increase in cost of revenues in dollar terms was primarily due to increased royalty payments to third party contributors resulting from additional report sales through the Multex OnDemand platform, the inclusion of data collection costs related to the Global Estimates business, and costs associated with increased customization work related to development and enhancements of Express sites.

Operating Expenses

SALES AND MARKETING. Sales and marketing expenses increased 9.3% to $20.5 million during the nine months ended September 30, 2001 from $18.7 million for the nine months ended September 30, 2000. As a percentage of gross revenues, sales and marketing expenses decreased to 27.5% for the nine months ended September 30, 2001 from 32.2% for the nine months ended September 30, 2000. The increase in sales and marketing expenses was due to an increase in sales personnel partially offset by a reduction in advertising and marketing expenses. The Company has reduced its marketing expenditures with the majority of its marketing dollars spent on generating qualified leads to the Multex Investor platform.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and benefits. Research and development expenses decreased 20.9% to $6.2 million during the nine months ended September 30, 2001 from $7.8 million for the nine months ended September 30, 2000. As a percentage of gross revenues, research and development expenses decreased to 8.3% for the nine months ended September 30, 2001 from 13.4% for the nine months ended September 30, 2000. The decrease in research and development expenses in dollar terms was primarily due to an increase in the number of internally developed software projects being capitalized.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and benefits, fees for professional services and consultants, facility expenses, overhead, and office supplies and expenses. General and administrative expenses increased 43.8% to $24.3 million during the nine months ended September 30, 2001 from $16.9 million for the nine months ended September 30, 2000. As a percentage of gross revenues, general and administrative expenses increased to 32.6% for the nine months ended September 30, 2001 from 29.1% for the nine months ended September 30, 2000. Growth in general and administrative expenses reflects an increase in the number of employees and offices worldwide, higher bad debt reserves, and increased professional fees related to development, legal and tax services. Additionally, the nine months ended September 2001 included full recognition of expenses related to the BARRA Global Estimates business acquired in December 2000.

DEPRECIATION & AMORTIZATION. Depreciation and amortization expenses consist primarily of depreciation related to fixed assets, computer equipment & software, and leasehold improvements, and amortization related to recently acquired companies and the ongoing cost of warrants issued to Merrill Lynch & Co., Inc. Depreciation and amortization for the nine months ended September 30, 2001 increased 71.6% to $13.3 million, compared to $7.8 million for the nine months ended September 30, 2000. As a percentage of gross revenues, depreciation and amortization expenses increased to 17.9% for the nine months ended September 30, 2001 from 13.4% for the nine months ended September 30, 2000. The increase reflects amortization related to the BARRA Global estimates business acquired in December 2000 and increased depreciation expenses attributable to additional computer purchases.

IMPAIRMENT & RESTRUCTURING CHARGE. For the nine month period ended September 30, 2001, the Company recorded an impairment and restructuring charge of $27.4 million reflecting the decision to exit the Sage business and the Buzz product line as well as severance payments to terminated employees and the anticipated termination of one of the Company's operating leases on office space. The majority of the charge, approximately $25.4 million, reflects the write down of goodwill related to both Sage and Buzz in the second quarter.

Loss from Operations

Loss from operations totaled $38.4 million for the nine months ended September 30, 2001 compared to a loss from operations of $5.1 million for the nine months ended September 30, 2000. Loss from operations reflects the global slowdown in the financial marketplace, the impairment and restructuring charge related to exiting the Sage business and Buzz product line, higher operating expenses and postponed and lost business due to the attacks on September 11, 2001.

Interest Income (Expense)

Net interest income decreased 33.1% to $1.5 million during the nine months ended September 30, 2001 from $2.2 million for the nine months ended September 30, 2000. The decrease in net interest income is primarily attributable to lower cash balances and a decline in interest rates.

Equity in Loss from Unconsolidated Business

Equity in loss of unconsolidated business reflects a $781,000 loss the Company recognized from its equity investment in TheMarkets.com. This investment was completed in the third quarter ended September 30, 2001.

Other

Other expense includes a $173,000 loss the Company recognized on the disposition of the Company's equity investment in Financial Data Concepts in the second quarter of 2001.

Income Taxes

Income tax expense increased to $455,000 for the nine months ended September 30, 2001 from $87,000 for the nine months ended September 30, 2000.

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

Net loss

The Company recorded a net loss of $38.4 million, or a net loss per share of $1.20, for the nine months ended September 30, 2001 compared to a net loss of $3.0 million, or a net loss per share of $0.10, for the nine months ended September 30, 2000. The net loss reflects the global slowdown in the financial marketplace, the impairment and restructuring charges, higher operating expenses and postponed business due to the attacks on September 11, 2001.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, we had $42.0 million of cash, cash equivalents and marketable securities. Our principal commitments consist of obligations under operating leases.

Net cash provided by operating activities was $6.7 million in the nine months ended September 30, 2001, and net cash used in operating activities was $3.7 million in the equivalent period in 2000. The increase in cash provided by operating activities reflects higher non-cash charges (including depreciation and amortization), the impairment charge (non-cash), and improved accounts receivable balances, partially offset by a reduction in accrued expenses and accounts payables.

Net cash provided by investing activities was $11.6 million in the nine months ended September 30, 2001, and net cash used in investing activities was $15.5 million in the equivalent period in 2000. The improvement in cash provided by investing activities was primarily related to marketable securities transactions, a reduction in purchases of property and equipment, and the acquisitions of Sage Online and Buzz in the first half of 2000, for which there were no comparable transactions in 2001.

Net cash provided by financing activities was $2.2 million in the nine months ended September 30, 2001, and $55.1 million for the equivalent period in 2000. The sharp decline in cash provided by financing activities was due to the private placements of stock issued to Merrill Lynch in the first quarter of 2000 and the Munder Net Net fund in the third quarter of 2000. There was no comparable transaction during the nine month period ended September 30, 2001.

We believe that our existing cash, cash equivalents and marketable securities, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures at least for the next twelve months.

                   RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

MULTEX.COM'S RECOVERY FROM THE SEPTEMBER 11TH TERRORIST ATTACKS MAY NOT PROCEED AS EXPECTED

Multex.com has been allocating significant resources to its recovery efforts in the aftermath of the September 11th terrorist attacks. However, it is possible that our recovery may be further delayed or may never be fully completed. Our primary data center is not yet fully functional, and the possibility exists that further delays or other problems may arise with respect to our data centers. Furthermore, we may not be able to fully overcome the decrease in employee morale and a sense of safety that now comes from working in lower Manhattan. As a result, we may experience significant employee attrition and be required to allocate more resources to recruiting replacement employees. We may incur significant additional expenses as a result of increased security requirements, loss of personnel, and other related costs. In addition, Multex.com's customers are in the midst of efforts to recover from the attacks. Those efforts may or may not be successful, or may happen more slowly than anticipated. Some of our customers may never entirely recover. All of these factors have the potential to materially and adversely affect our business and results of operations.

MULTEX.COM'S BUSINESS COULD BE MATERIALLY AND ADVERSELY AFFECTED BY THE CURRENT (OR ANY FUTURE) DOWNTURN IN THE FINANCIAL SERVICES INDUSTRY

     We are dependent upon the continued demand for the distribution of investment research and other information over the Internet, which makes our business susceptible to downturns in the financial services industry. Our current results of operations reflect, in part, the effects of the current slowdown in our markets. The September 11th terrorist attacks damaged many of our customers located in and around the World Trade Center, which, together with the broader effects of the terrorist attacks, compounded the effects of an already slow global economy. In addition, U.S. financial institutions are continuing to consolidate, increasing the leverage of our information providers to negotiate prices and decreasing the overall potential market for some of our services. Weakness in the financial services industry has adversely impacted our subscription renewal rates and may continue to do so. These effects may continue and may worsen if our customers and clients do not recover or if additional events adverse to the global economy or the financial services industry occur.

MULTEX.COM'S BUSINESS WOULD BE MATERIALLY AND ADVERSELY AFFECTED IF THE MARKET FOR ONLINE INVESTMENT RESEARCH DOES NOT CONTINUE TO GROW

     In order to be successful, we must increase our revenues from subscription fees for MULTEXNET, from development, hosting, license, and subscription fees for MULTEXEXPRESS, generate additional sales of investment research on a pay-per-view basis through MULTEX ONDEMAND, attract more users to and generate more leads for our sponsors from MULTEX INVESTOR, and increase the total license fees generated from the MARKET GUIDE database. Our results of operations with respect to MULTEX INVESTOR reflect the adverse effects of lack of growth (and even contraction) in our markets. We continue to face risks in accomplishing these objectives, among others, relating to our ability to:

o  anticipate and adapt to the changing Internet market;

o attract and retain more subscribers, research and data contributors, and technology and business partners;

o implement our sales, marketing, and branding strategies, both domestically and internationally;

o  attract, retain and motivate qualified personnel;

o  respond to actions taken by our competitors;

o continue to build an infrastructure to effectively manage our business and handle any future changes in usage; and

o  integrate acquired businesses, technologies, products and services.

     If we are unsuccessful in addressing these risks or in executing our business strategy going forward, our business, results of operations, and financial condition would be materially and adversely affected.

THE MARKETS FOR OUR PRODUCTS AND SERVICES CHANGE RAPIDLY

     The  market  for  the   distribution  of  investment   research  and  other
information over the Internet is rapidly evolving, and demand and market acceptance for these services continue to be subject to a high level of uncertainty. The market relating to retail investing has deteriorated considerably in the last year, and all of our markets continue to face considerable uncertainty. It is difficult to predict with any assurance the growth rate, if any, and the ultimate size, of our markets. We cannot assure you that the markets for our services will recover, will continue to develop, or that our services will ever achieve broad market acceptance. If our customers are not able to recover from the effects of the continued downturn in the global economy and the September 11th terrorist attacks; if the market for our services weakens further, develops more slowly than expected once recovery begins, or becomes saturated with competitors; if our services do not achieve broad market acceptance; or if pricing becomes subject to further competitive pressures, our business, results of operations and financial condition would be materially and adversely affected.

MULTEX.COM'S BUSINESS COULD BE MATERIALLY AND ADVERSELY AFFECTED BY PRESSURES OF COMPETITION

     The market for the distribution of investment research and other information over the Internet is intensely competitive. We currently face strong competition in many of our markets. Increased competition could result in price reductions, reduced gross margins and loss of market share, any of which could have a material and adverse effect on our business, results of operations and financial condition. We currently face direct and indirect competition, for contributors of investment research and other reports and for subscribers, from large and well-established distributors of financial information, such as Thomson Financial Services. Some of our competitors enjoy exclusive distribution arrangements with major financial institutions. We also compete with, among others:

o companies that provide investment research, including investment banks and brokerage firms, many of whom have their own Web sites;

o other providers of either free or subscription research services on the Internet;

o  services  provided  by  some  of  our  strategic   distributors,   which  are
   competitive in one or more respects with our service offerings;

o  prospective competitors that offer investment research-based services;

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

     Whether or not successful, competition with these entities or information sources, may materially and adversely affect our business, results of operations, and financial condition. It is also possible that new competitors may emerge and rapidly acquire significant market share.

THE LOSS OF ANY OF MULTEX.COM'S KEY PERSONNEL COULD HAVE A MATERIAL AND ADVERSE EFFECT

     Our future success will depend, in substantial part, on the continued service of our senior management team, none of whom has entered into an employment agreement with us other than a non-competition/non-disclosure agreement. The loss of the services of one or more of our key personnel could have a material and adverse effect on our business, results of operations and financial condition. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

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

     Our electronic distribution of investment research utilizes proprietary technology that resides principally in New York City. The continued and uninterrupted performance of our network and computer systems is critical to our success. We experienced significant outages as a result of the September 11th terrorist attacks. The terrorist attacks resulted in the loss of our primary data center and we continue to devote resources to restoring it. There can be no assurance that such solutions can be implemented in a timely and cost-effective manner, or at all. Any further disaster, power outage or system failure that causes interruptions in our ability to provide our services to our customers, including failures that affect our ability to collect research from our information providers or provide electronic investment research to our users, could further reduce customer satisfaction and, if sustained or repeated, would reduce the attractiveness of our services. An increase in the volume of research reports handled by our systems, or in the rate of requests for this research, could strain the capacity of our software or hardware, which could lead to slower response times or system failures. Furthermore, we face the risk of a security breach of our systems that could disrupt the distribution of research and other reports and information. Our business, results of operations and financial condition could be materially and adversely affected if any of these problems occur or recur.

     Our operations are dependent on our ability to protect our network and computer systems against damage from computer viruses, fire, power loss, data communications failures, vandalism and other malicious acts, and similar unexpected adverse events, such as the September 11th terrorist attacks. We are now devoting significant resources to recovering from the damage from the September 11th disaster and protecting our infrastructure against any such disaster in the future. In addition, the failure of our communications providers to provide the data communications capacity in the time frame required by us, as occurred, for example, in the aftermath of the September 11th attacks, could again cause interruptions in the delivery of our services.

THE MARKET PRICE OF OUR SHARES MAY EXPERIENCE EXTREME PRICE AND VOLUME FLUCTUATIONS

     The stock market has, from time to time, experienced extreme price and volume fluctuations. The market prices of the securities of Internet-related companies have been especially volatile, including fluctuations that are often unrelated to the operating performance of the affected companies. Broad market fluctuations of this type have adversely affected, and may continue to adversely affect the market price of our common stock. The market price of our common stock has been, and could continue to be, subject to significant fluctuations due to a variety of factors, including:

o public announcements concerning us or our competitors, or the Internet industry;

o  fluctuations in operating results;

o downturns in the financial services industry generally or the market for securities trading in particular;

o  introductions of new products or services by us or our competitors;

o future sales of shares of our common stock by major shareholders; further, sales of shares issuable upon the exercise of outstanding options and warrants in the public market may be significant factors;

o  changes in analysts' earnings estimates; and

o  announcements of technological innovations.

     In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. We are currently the object of several securities class action litigations, which could result in substantial costs and a diversion of our management's attention and resources and could have a material adverse effect on our business, results of operation and financial condition. We may be subject to further suits in the future.

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

DISTRIBUTION AND OTHER FEES TO RESEARCH PROVIDERS AND STRATEGIC PARTNERS INCREASE MULTEX.COM'S COSTS

     Royalties and distribution fees payable to our information providers and strategic partners to obtain distribution rights to research reports included in MULTEX ONDEMAND constitute a significant portion of our cost of revenues. We face from time to time considerable competitive pressure to increase these royalties. Such increases have materially affected our results of operations as described herein. If we are required to further increase the royalties or fees payable to these information providers or strategic partners, these increased payments could have additional material and adverse effects on our business, results of operations and financial condition.

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

     Our future success will depend, in substantial part, upon the maintenance of the Internet infrastructure, including a reliable network backbone with the necessary speed, data capacity and security, and the timely development of enabling products for providing reliable and timely Internet access and services. Our temporary loss of Internet data communications due to the September 11th terrorist attacks illustrates this risk. There can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on it or that the performance or reliability of the Internet will not be adversely affected. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure or otherwise, and these outages or delays could adversely affect the web sites of our contributors, subscribers or distributors.

WE  MAY  BECOME   SUBJECT  TO  BURDENSOME   GOVERNMENT   REGULATION   AND  LEGAL
UNCERTAINTIES

     The laws governing the Internet remain largely unsettled, even in areas where there has been some legislative action. Legislation and/or regulation could dampen the growth in the use of the Internet generally and decrease the acceptance of the Internet as a communications and commercial medium, which could have a material and adverse effect on our business, results of operations and financial condition. In addition, due to the global nature of the Internet, it is possible that, although transmissions relating to our services originate mainly in the State of New York, governments of other states, the United States or foreign countries might attempt to regulate our services or levy sales or other taxes on our activities. We cannot assure you that violations of local or other laws will not be alleged or charged by local, state, federal or foreign governments, that we might not unintentionally violate these laws or that these laws will not be modified, or new laws enacted, in the future. Any of these developments could have a material and adverse effect on our business, results of operations and financial condition.

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

                                     MULTEX.COM, INC.
                                     (Registrant)


Date:  November 14, 2001                    /s/ Isaak Karaev
                                     -------------------------------------------
                                     Name:  Isaak Karaev
                                     Title: Chief Executive Officer


Date:  November 14, 2001                  /s/ John J. McGovern
                                     -------------------------------------------
                                     Name:  John J. McGovern
                                     Title: Chief Financial Officer