Form 10-K
period 2001-12-31
MULTEX COM INC
filed 2002-04-01
CIK 1061310

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

                                 [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 26, 2002 was $151,752,000 (based on the last reported sale price on the Nasdaq National Market on that date). The number of shares outstanding of the registrant's common stock as of March 26, 2002 was 32,564,836.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K:

Certain information required in Part III of this Form 10-K is incorporated by reference to the registrant's Proxy Statement for its 2002 Annual Meeting of Stockholders.

================================================================================

                                MULTEX.COM, INC.

                    ----------------------------------------

         ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001

                    ----------------------------------------

                                TABLE OF CONTENTS


                                                                            PAGE

PART I   ......................................................................2
ITEM 1.  BUSINESS..............................................................2
ITEM 2.  PROPERTIES...........................................................13
ITEM 3.  LEGAL PROCEEDINGS....................................................14
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................14
PART II  .....................................................................15
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS..................................................15
ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.................................16
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS................................................17
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........26
ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............32
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE.............................................54
PART III .....................................................................55
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................55
ITEM 11. EXECUTIVE COMPENSATION...............................................55
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......55
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................55
PART IV  .....................................................................56
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K......56
         SIGNATURES...........................................................57

THIS ANNUAL REPORT ON FORM 10-K INCLUDES FORWARD-LOOKING STATEMENTS MADE UNDER THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," AND SIMILAR EXPRESSIONS IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED HEREIN. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" ON PAGES 27 THROUGH 31 OF THIS FORM 10-K. UNLESS REQUIRED BY LAW, MULTEX UNDERTAKES NO OBLIGATION TO UPDATE FORWARD-LOOKING STATEMENTS. READERS SHOULD ALSO CAREFULLY REVIEW THE RISK FACTORS SET FORTH IN OTHER REPORTS AND DOCUMENTS MULTEX FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION.

                                     PART I

ITEM 1.       BUSINESS

Multex.com, Inc. (www.multex.com) is a global provider of investment information and technology solutions for the financial services industry. Multex clients include investment management firms, broker/dealers, investment banks, retail brokerages, investor relations departments, corporate, consulting and legal information centers, and individual investors. Our services enable timely online access to a multitude of proprietary and partner content and tools, delivered through our own channels and those of our partners.

Our content offering includes over 5,500,000 research reports on more than 46,000 companies. These reports are published by over 850 investment banks, brokerage firms and third-party research providers worldwide. We offer research reports from all the top Institutional Investor-ranked U.S., European, Asian and Latin American brokerage firms, including Merrill Lynch, Morgan Stanley, Goldman Sachs, and Salomon Smith Barney. We also provide access to real-time earnings, revenue and other estimates on over 16,000 companies worldwide, and corporate and financial information on more than 15,000 companies.

Through our own Web sites and a number of strategic distribution relationships, millions of users, including institutional investors and financial professionals, brokers and their clients, corporate executives and individual investors, are able to use our services. In providing investment information, Multex's technology expertise is a key differentiator, allowing Multex to become a leading provider of private-labeled Internet and intranet information delivery solutions for its target markets. Multex has built complex, highly effective browser-based client solutions that aggregate and integrate information from multiple sources. These solutions also provide precision searching capabilities, and disseminate information to internal and/or external audiences based on client-defined access and authentication rules in a highly secure environment. Multex offers a full range of hosting solutions for these private-labeled solutions, including 24-hour support and maintenance.

INDUSTRY OVERVIEW

The last decade provided substantial worldwide growth in the global ownership of equity and fixed-income securities. Growth in financial assets resulted from a number of factors and trends, including households allocating more of their assets to equity investments, sustained high returns in the equity markets over a number of years, lower trading costs as a result of regulatory changes and improved technologies, an increase in the number of mutual funds, a shift from defined benefits to defined contribution pension models outside of the U.S., and greater financial sophistication and participation on the part of individual investors worldwide.

While the financial markets have been negatively affected in the last 18 months, Multex believes that weakness in the stock market in late 2000 and 2001 has not resulted in a shift away from these trends. The need for comprehensive information, delivered on a timely basis, has now become a vital part of the overall investment decision-making process. As a result, institutional and individual investors continue to demand "real-time" or near "real-time" access to global investment research and accurate market information, including detailed issuer fundamentals, SEC filings, business and financial news, stock quotes, stock price graphs and annual reports to make prudent investment decisions.

Traditionally, investment research was physically mailed to investors, which resulted in delays in the receipt of the research and significant printing, duplicating and mailing costs. To distribute research reports on a more timely basis, some analysts use facsimile transmissions. However, conventional distribution methods do not allow investment banks or brokerage firms to control which investors access and view their research. Moreover, large institutional investors often receive hundreds of paper reports, totaling thousands of pages, each week. Paper-based reports must be manually sorted, distributed, stored, reviewed and prioritized, which can be time consuming and expensive. Similarly, investment banks and brokerage firms are significant consumers of investment research and other financial information, utilizing their own proprietary research and other corporate documents, as well as research purchased from other sources, to support their own banking, sales, trading and marketing functions. These firms seek to quickly and efficiently distribute research and other data to their investment bankers, brokers and traders in geographically dispersed locations.

Investment research is one of the primary tools institutional and individual investors use to assist them in deciding whether to invest in a company or industry and when to buy or sell a particular security. Investment banks and brokerage firms, as the primary providers of investment research, have invested billions of dollars developing their research capabilities, which they use to build brand name recognition, enhance customer loyalty and generate investment banking and trading revenues. The ability to offer investment research to investors who traditionally have not had timely access to it is increasingly becoming a competitive advantage and a key distinguishing feature for brokerage firms. As the industry becomes more competitive, investment banks and brokerage firms want to distribute their research in the fastest and most efficient manner possible to meet increasing investor demand for better and quicker access to investment research and market information.

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

One of the emerging trends in institutional money management is the increasing reliance on research and analysis conducted in-house. With a deeper understanding of their information requirements, investment management companies, including hedge funds and mutual fund companies, now produce a large amount of research and information to satisfy their proprietary needs. Multex believes that investment management firms will continue to depend on a multitude of sources, including broker research, to produce comprehensive investment analysis.

In addition to internal research and broker research, professional investors need other types of information and analytical tools to develop a comprehensive and thorough investment analysis before making a trade. These information types include conference calendars, significant events analysis, independent research and commentary and market data.

THE MULTEX SOLUTION

Multex's investment research and financial information services provide users online access to a wide range of research and other investment information from corporations, leading investment banks, brokerage firms and other third-party research providers worldwide. Our Web-based technology solutions ensure timely receipt of information for critical investment decisions and enable research providers to target their research more efficiently. At the same time, recipients of the information can use our proprietary search tools to locate and retrieve the desired information, saving the time and expense of manually searching through printed reports. Online availability also eliminates costs otherwise incurred in printing, mailing, sorting and filing printed reports. Finally, we enable research and information providers to market more efficiently, not only by reaching their target customers more effectively, but also by providing feedback regarding their access and usage patterns. Our services provide the following key benefits:

EXTENSIVE DATABASES OF RESEARCH AND FINANCIAL INFORMATION. We provide investors with access to extensive online databases of research reports, consensus revenue and earnings estimates, fundamental financial data and other investment information on over 46,000 companies. We typically add reports to our database at the rate of more than 48,000 new reports each week. We continually update and maintain our database of detailed financial and corporate data on almost every publicly-traded U.S. corporation. For some of our customers, we also provide access to stock quotes and real-time SEC filings as part of our services. Our consensus revenue and earnings estimates provide investors with analysts' detailed earnings and revenue forecasts for the companies they follow, and include forecast figures, analyst and broker names, initial and revised estimates and revision dates. Company fundamental information offered to clients through our Market Guide products includes a comprehensive view of a given company, complete with business description, management information, quarterly and annual financial data, institutional ownership information, and other vital operational information.

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

PRIVATE-LABELED SOLUTIONS. Multex recognizes its clients' need for global, national and internal brand-building and offers its information, tools and services to help create and host private-label solutions for information access and delivery. These solutions can aggregate information of any type or format, integrate data from multiple sources, including a client's own data and data from third-party sources, and disseminate information both internally within the client and externally to prospects or customers. Clients use these private-label solutions to create a rich environment to better service their internal and/or external audience and to differentiate themselves from their competitors. These private-labeled solutions are designed and developed by Multex, and hosted in Multex's state-of-the-art data centers complete with back-up and contingency systems, and offer global round-the-clock support and help desk functionality. Through these solutions, Multex helps its clients focus on their core competencies, leaving Multex to provide supporting technological capabilities.

STRATEGY

Our objective is to be the leading global provider of online investment research, financial information and related technology services for the institutional investment community. The following are the key elements of our strategy:

PROVIDE EXTENSIVE INVESTMENT RESEARCH AND FINANCIAL INFORMATION. We intend to continue to leverage our success as an investment research and financial information source for institutional and individual investors. We continuously target leading investment banks and brokerage firms in an effort to add their research to our research database. By establishing relationships with other third-party content providers, including Morningstar, Standard & Poor's, Value Line, Quote.com and others, we can offer extensive third-party investment research and information. Through our Market Guide division, we are able to provide accurate, timely and objective financial, descriptive and other information on publicly-traded corporations. Through our Multex Global Estimates division, we are able to provide proprietary earnings and revenue estimates. We believe that by continually incorporating additional sources of investment and financial information into our databases, we will be well positioned to become the premier source of high-value investment information.

EXPAND DISTRIBUTION CHANNELS. We employ a broad array of distribution channels for our services and are continuously identifying and developing new channels. For distribution of investment research into the institutional investor market, we have agreements with leading third-party distributors, including FactSet, Advent, Bloomberg, Dow Jones and Reuters. Using advanced solutions, which include data files, XML APIs, and completely hosted solutions, we distribute broker and independent research, estimates data, and detailed corporate and financial information to over 150 information vendors and websites servicing individual investors, including, Yahoo!, AOL Time Warner, Charles Schwab, E*Trade, Fidelity, Wall Street Journal Online and professional vendors that service the institutional marketplace including FactSet, Reuters, OneSource and Siebel.

INCREASE AWARENESS OF THE MULTEX FAMILY OF BRANDS. We believe that increasing the brand name awareness of Multex and our services in the financial community will contribute to our future success. We have successfully built a brand name among institutional investors, research providers and the consumers of financial information and are targeting our marketing efforts to expand the global recognition of our brand names through advertising, direct mail, trade shows, seminars and conferences as well as joint marketing initiatives with information providers and distributors. We seek to incorporate our branded logo on each Web site that utilizes our information or technology to increase the client and prospective client awareness of the Multex family of brands. We believe that the financial media influences other buying decisions, and therefore are also working closely with them to use Multex's estimates and financial data in return for attribution. In recent months the Wall Street Journal and CNBC, among others, have begun to increasingly use our information for their reporting.

SUPPORT MARKETING ACTIVITIES OF OUR RETAIL BROKERAGE CLIENTS. Through our Multex Investor Web sites, we are targeting the individual investor market to provide lead generation capabilities for our retail brokerage clients while providing unique investment research information to individual investors. We intend to expand our related sales and marketing efforts in order to increase traffic on Multex Investor and expand our member base. In addition, to addressing the individual investor market, we attempt to capitalize on our arrangements with leading Internet portals and personal finance Web sites, including America Online, The Wall Street Journal Interactive, CNNfn, Yahoo!, and Intuit. We are also seeking to expand the scope of research available to individual investors on Multex Investor from leading investment banks and brokerage firms. For retail brokerage firms, Multex Investor provides an opportunity to establish a relationship with individual investors on the Internet.

EXTEND GLOBAL PRESENCE. To provide U.S. and foreign investors with access to financial information and investment research obtained directly from issuers or prepared by leading investment banks and brokerage firms throughout the world, we target international companies, contributors and subscribers from our headquarters in New York, and from offices in London, San Francisco, Edinburgh and Hong Kong. We believe that institutional investors in Europe, the Pacific Rim and the numerous emerging markets require access to high quality online investment research and information. Many investment banks and brokerage firms in the U.S. and foreign markets are seeking to distribute their research worldwide. For the global individual investor and retail brokerage markets, Multex has formed joint ventures with Reuters to offer research and investment information to individuals outside of U.S. In this respect, Multex Investor Europe serves the individual investor and retail brokerage markets in the United Kingdom and Germany, with sites that are now fully operational. Multex Investor Japan serves the Japanese market and began operations in mid-2001.

MAINTAIN TECHNOLOGY LEADERSHIP. We intend to continuously develop new technologies to enhance our services. We intend to maintain our leadership position by continuing to improve our technology through investment in research and development activities, use of new Internet, intranet and extranet technologies and integration of each of our services. In particular, we are extending our available document formats to support XML tagging, spreadsheets, presentation applications, HTML-based pages, URL references, and audio and video files. We continue to enhance our intelligent categorization tool, which provides our clients context and "learning" from the publishing habits of over 35,000 analysts. We will develop end-to-end market-based solutions using our Tornado technology platform, which is built on the leading web services model and allows rapid development of modular solutions to provide greatest value to our clients.

SERVICES

The following table sets forth summary information concerning our principal products and service offerings:

                            MULTEX SERVICE OFFERINGS

Name of Service       Description                    Target Market
---------------       -----------                    -------------

MultexNET             Access to real-time,           Buyside and sellside
                      commingled broker research,    institutions and
                      global revenue and earnings    corporations.
                      estimates, company
                      fundamental information,
                      and other third-party
                      information.

MultexEXPRESS         Development, hosting and       Sellside investment banks
                      real-time distribution of      and brokerage firms,
                      research and other             buyside institutions, and
                      information on customized      other financial services
                      Web sites for institutional    companies.
                      clients.

MultexNet On-Demand   Access to commingled,          Corporations, financial
                      pay-per-view research on a     institutions and advisors,
                      delayed basis.                 professional service firms
                                                     and libraries.

Multex Investor       Financial destination Web      Retail brokerage firms and
                      site with access to free       individual investors.
                      and pay-per-view research
                      on a delayed basis, as well
                      as other financial data for
                      the individual investors.

Market Guide          Financial and corporate        Financial institutions,
                      information and reports on     institutional investors,
                      over 15,000 publicly traded    corporations, and financial
                      companies and estimate         web sites.
                      information on 17,000
                      companies worldwide.

MultexIR              Single source solution for     Corporate investor
                      market insight, shareholder    relations.
                      analysis, and shareholder
                      communication tools.


MULTEXNET

MultexNET enables subscribers to access, on a real-time basis over the Internet, commingled full-text investment research reports supplied by leading investment banks, brokerage firms and third-party research providers. In addition to brokerage research, MultexNet also provides earnings and revenue estimates and company fundamental data. Over 11,000 mutual fund managers, portfolio managers and other institutional investors, as well as research analysts and other financial services professionals, use MultexNET, which offers timely online access to over

5,500,000 research reports and other investment information from approximately 850 information providers. Subscribers to MultexNET are offered advanced searching and filtering capabilities, and the ability to view and retrieve the information over the Internet. Our proprietary software enables us to distribute a particular document only to those users who have been authorized or entitled to access the report by the firm that authored the report. MultexNET enables research and other information providers to monitor requests for their research reports and determine who has accessed and viewed the reports. Subscribers who are entitled to access particular embargoed research and third-party research information are able to access these reports through MultexNET On-Demand on a pay-per-view basis after the typical embargo period has ended.

Content features of MultexNET include real-time access to high-quality multimedia and rich text research reports, earnings and revenue estimates, company fundamental information, events calendar, stock screening tools, delayed stock quotes and SEC filings. The searching functionality of MultexNET includes the ability to utilize advanced searching features, which permit searches by company name, ticker symbol, brokerage firm, analyst, industry/subject codes and date, and report subject and type. Profiles and Alerts offer the ability to create and modify customized profiles in order to ensure the delivery of updated research information about those companies in a particular user's portfolio or profile. MultexNET also offers easy-to-use document viewing, printing, faxing and e-mail options. In addition, subscribers may arrange for automated fax and/or e- mail distribution of research reports to the subscriber's end-users. Preference settings offer users the ability to customize the usage experience by fine-tuning all key aspects of MultexNET.

Research reports and other financial information available through MultexNET are stored on our servers and made available to subscribers who have an Internet connection, or a connection to an extranet maintained by us, Microsoft Internet Explorer or Netscape Navigator Web browsers, and the Adobe Acrobat viewer installed on their workstation, desktop or laptop computer. Through the recent introduction of Multex's second-generation wireless offering, information can also be retrieved via any hand-held device that handles micro-browser technology. Pricing for MultexNET is based on the number of users accessing the service.

MULTEXEXPRESS

MultexEXPRESS is our application service provider business ("ASP") that enables investment banks, brokerage firms and other financial institutions to distribute their own proprietary financial research, as well as corporate documents, forms, news and other proprietary content, over the Internet or through intranets and other private networks. Using MultexEXPRESS, investment banks, brokerage firms and other financial institutions are able to reduce the cost of printing and distributing research reports and other internal information and can disseminate more timely information to their employees and customers. Similar to MultexNET, MultexEXPRESS offers the contributing firm the ability to identify which users actually access research through the usage reporting system incorporated into MultexEXPRESS. MultexEXPRESS can be implemented as a unique Internet site or seamlessly integrated into a firm's existing online presence to target information to employees and key clients on a real-time basis. MultexEXPRESS is built on the same technology platform and provides users with the same core functionality found in MultexNET. MultexEXPRESS also offers additional features and integration options targeted to the internal distribution needs of investment banks, brokerage firms and other financial institutions. MultexEXPRESS also provides the buy and sellside firms with solutions that help them to better acquire and manage leads. MultexEXPRESS is generally contracted for a one- to three-year period at a fixed rate.

MULTEXNET ON-DEMAND

MultexNet On-Demand gives corporations, financial institutions and advisors, institutional investors, other professional service firms and libraries, the ability to access more than 2.3 million research reports and other information from more than 750 MultexNET research providers. Each report can be purchased on a pay-per-view basis after an embargo period during which the research providers make the report available on a proprietary basis only to their own employees and customers. This service is available either on a stand- alone basis, through strategic distribution channels or as a part of MultexNET, MultexEXPRESS or Multex Investor. Multex Net On-Demand has foreign equities and investment information, as well as research from third-party and independent market research companies such as Forrester, Gartner Group and IDC.

MultexNet On-Demand customers can purchase and download the research reports to their own computer using advanced searching and filtering technology that locates documents by symbol, industry, brokerage firm, full-text words and phrases, or user-defined portfolios and profiles. Users can receive e-mail alerts throughout the day, which may be keyed to their portfolios or other user-provided criteria. The financial research reports available to Multex Net On-Demand customers include both those relating to a particular company and those relating to an industry as a whole. Research from independent research providers, including Gartner Group, Standard & Poor's, Disclosure and Value Line Mutual Fund Survey, is also available for purchase, as well reports from the Market Guide database. An online purchase history provides a specific list of all of the reports purchased by an individual user.

Prices per document available through MultexNet On-Demand generally range from $5.00 to several hundred dollars based on the length and type of document. We share the pay-per-view fees generated from the sale of documents with the investment bank, brokerage firm or third-party research provider that authored the original research report, and the distributor through which the purchase was initiated. There is no registration or subscription fee for use of this service. Some of our users have purchased an annual subscription that enables them to purchase individual research reports at a discounted price. We are also adding analysis from leading third-party advisory services.

MULTEX INVESTOR

Multex Investor is an investment information destination site and an interactive community targeting the rapidly growing individual investor market. Visitors to Multex Investor can join as a "member" at no cost. Members of Multex Investor can download, view and print at no cost a wide range of investment research reports and investment content from sponsoring brokerage firms, investment banks, and member-generated content, as well as our proprietary content. Members also have access to over 750,000 premium "pay-per-view" investment and brokerage research reports from over 350 brokerage firms, investment banks and third-party information providers. Multex Investor also offers individual investors access to Wall Street analysts, who serve as "analysts-in-residence" on a weekly rotation basis and answer user-posted questions on specific subject or company. For retail brokerage firms, Multex Investor acts as an intermediary between the brokerage firms that share their institutional quality equity and fixed income research with individual investors at no costs, and assists them with their efforts to establish a relationship with individual investors to provide trade execution and advice services. We have established a number of strategic distribution relationships to promote Multex Investor, including a strategic distribution relationship with America Online to serve as the anchor tenant for brokerage research on the AOL Personal Finance channel. In addition, we have established distribution relationships for Multex Investor with other Internet portals and financial sites, including The Wall Street Journal Interactive, CNNfn, Intuit, Quote.com and Yahoo!.

We generate revenue from Multex Investor through the sale of sponsorships to investment banks and brokerage firms, the sale of banner advertisements that allow interested users to link directly to the advertisers' own Web sites, and pay-per-view sales of investment research and other financial reports.

MARKET GUIDE

Market Guide acquires, integrates, condenses and publishes accurate, timely and objective financial, descriptive and other information on publicly-traded corporations. Market Guide maintains one of the largest U.S. public company databases with over 15,000 companies traded on the major U.S. and Canadian markets. Market Guide has also created widely used and well-regarded proprietary industry and sector groupings and assigns companies to these industries and sectors. Market Guide then adds value by computing ratios, peer group comparisons, growth rates and other statistics, which are presented as fielded information in various time tested report formats that follow a recommended analytic process and are supported by extensive educational content. Market Guide also has a historical database of daily pricing and other information dating back to 1983.  Other  product  offerings  include  business  description, officer and director information and business and geographical segment information.

Market Guide adds value and distinguishes itself from the competition by the following:

o A flexible database design that presents financial statements in the same detail as issued by each corporation. This gives users important insights not available in competitive databases, thereby enabling them to make better informed investment decisions;

o Mapping financial data into standardized formats to allow consistent calculations and cross company comparisons;

o Including auxiliary information such as earnings estimates, price performance, relative price performance, summary insider and institutional ownership statistics, bond ratings, corporate profile information and short interest statistics, giving users a complete perspective on each company;

o Calculating over 500 popular financial ratios, growth rates and averages computed for the users' convenience; and

o Carefully planned, market tested display formats, including company to industry and sector comparisons, allowing users to quickly and efficiently make informed investment decisions.

The targeted markets for Market Guide's data and related products include investment managers, investment research departments, financial planners, investment counselors, investment bankers, banks, stockbrokers and brokerage firms, individual investors, financial Web sites and other Internet sites.

Market Guide also maintains earnings and revenue estimate databases and generates related, proprietary financial reports, which are resold through various distributors. Marketed under the Multex Global Estimates brand, the estimates reports and data feeds are available through MultexNet, Multex Net On-Demand, Multex Investor, and also offered through professional information vendors and financial web sites.

MULTEXIR

MultexIR is a recently introduced product that allows corporate investor professionals access to real-time full-text investment research reports from the leading investment banks, brokerage firms and third-party research providers. In addition to brokerage research, MultexIR offers a wide range of consensus and detailed estimates, including earnings and revenue forecasts. MultexIR also provides company fundamental data and a screening application, which allow corporate investor professionals to conduct peer comparisons. The ownership information offered on MultexIR allows investor relations professionals to analyze stock ownership in their company versus the competition, and permits these professionals to explore institutions with the potential to own stock in their company. MultexIR also includes access to stock quotes, news, SEC filings, and charting capabilities.

MultexIR offers many similar functionalities as MultexNET, such as advanced searching and filtering capabilities, and the ability to view and retrieve the information over the Internet. The searching functionality of MultexIR includes the ability to utilize advanced reports searching features, including searching by company name, ticker symbol, brokerage firm, analyst, industry/subject codes and date, and report subject and type.

Similarly, our proprietary software enables us to distribute a particular research or other financial report only to those corporate users who have been authorized or entitled to access the report by the firm that authored the report. The readership and usage tools of MultexIR allow research contributors to monitor requests for their research reports and determine who has accessed and viewed the reports.

Portfolio capability on MultexIR allows users to create a list of companies that interest them, and use this list to quickly access any content type, including research, estimates and fundamental data. Preference settings on MultexIR offer users the ability to customize the usage experience by fine-tuning all key aspects of the service.

STRATEGIC DISTRIBUTION RELATIONSHIPS

We have established a number of strategic distribution relationships to provide marketing and additional distribution for our services, to build traffic on our Web sites, and to increase investor awareness of our services and the Multex brand name. These strategic relationships target both institutional investors and individual investors.

We have entered into agreements and strategic relationships with Bloomberg, Disclosure, Dow Jones, FactSet and Reuters to assist us in marketing our services to institutional investors. In each case, we share in revenues generated from sales to end-users through the strategic partners' distribution networks. The principal services distributed by these strategic partners include brokerage and independent research coupled with advanced searching mechanisms, company fundamental data, and estimates information. This content is made available as a service through the partners' distribution network on similar terms to those available to subscribers of MultexNET and MultexNet On-Demand.

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

SALES AND MARKETING

Multex's sales organization is organized into market-oriented teams focused on specific solutions offered to each of their respective markets. This allows Multex to effectively assess the solutions need of each company and successfully sell the required pieces of the solution. Currently, our sales personnel are located in our offices in New York, London, Hong Kong, San Francisco, and Edinburgh. This year we have also expanded our sales and account management presence in Tokyo and are building relationships through our Multex Investor Japan joint venture.

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

RESEARCH AND DEVELOPMENT

Our future success will depend upon our ability to maintain and develop competitive technologies, to continue to enhance our current services and to develop and introduce new services in a timely and cost-effective manner that meets changing conditions, including evolving customer needs, new competitive service offerings, emerging industry standards and rapidly changing technology. We have a dedicated research and development organization that develops new features and functionality for our existing services. The research and development team has expertise in network design and implementation, both Internet and intranet, software development, database architecture design, maintenance and development and a variety of programming tools, languages and operating systems.

CUSTOMER SERVICE AND NETWORK SUPPORT

Multex is committed to providing a high level of service and support to its customers. Because our services are available to users 24 hours-a-day, seven days-a-week, our Help Desk and Operations Support services are likewise continuously available.

SYSTEM ARCHITECTURE AND TECHNOLOGY

We believe that our system architecture and proprietary technology provide us with an important competitive advantage. We use open standard components, including Microsoft Windows NT and Windows 2000, Microsoft Internet Information Server, and Microsoft SQL Server versions 7.0 and SQL2000. The infrastructure of our production sites is built to provide high availability services to both contributors and users over Internet and intranet channels. Load balancing and back-ups of the specific core components of our system are in place and are fully operational, which allows continuous service in case of unexpected component failure, maintenance and upgrades. Our infrastructure is scalable, allowing us to quickly adjust to our expanding client demands and support our growing database of research and financial content.

Our operations are dependent on our ability to maintain our computer and telecommunications systems in effective working order, and our ability to protect our systems against damage from fire, natural disaster, power loss, telecommunications failure or similar events. We operate two data centers in downtown Manhattan, a new center at 75 Park Place and a second data center at 100 William Street. In April 2001, we vacated our 33 Maiden Lane data center. The two production data centers are designed to provide highly available service and resiliency for major operating components, with 75 Park Place equipped to operate independently on diesel generator power in the event of a major power disaster. However, these measures will not eliminate the significant risk to our operations from a broader regional disaster. In addition, any failure or delay in the timely transmission or receipt of feeds and computer downloads from our information providers, due to system failure of the information providers, the public network or other failures, could disrupt our operations.

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

We believe that the principal competitive factors in attracting and retaining information providers include the ability to provide full-text, publication-quality research reports electronically on a real-time basis, relationships with institutional investors interested in receiving this research and the flexibility of open architecture systems which enable any computer user with access to a browser to receive research reports regardless of which operating system controls the information provider's computer. We believe that the principal competitive factors in attracting and retaining subscribers include price of the service, the depth, breadth and timeliness of content, the full-text search features available and the ease of use. We believe that the principal competitive factors in attracting advertisers will include the number of subscribers, the demographics of these subscribers and the
"pre-qualification" features that can be offered to investment banks and brokerage firms. There can be no assurance that we will be able to compete favorably with respect to these or any other competitive factors.

Our MultexNET and MultexNet On-Demand services compete with large and well-established distributors of financial information, including Thomson Financial First Call, Investext and I/B/E/S services. Our MultexEXPRESS service competes with services provided by in-house information services personnel and independent systems integrators. Our Multex Investor service competes with Web sites that offer personal finance information, and Web sites hosted by investment banks and brokerage firms, such as CSFB and Prudential Securities, that offer a particular firm's research reports online either exclusively to their customers or more generally to the public. Numerous other competitors, including Standard & Poor's, Mergent and others, offer similar investment research-based services that compete, or may in the future compete, directly and indirectly with our services. Our Market Guide line of company information products and Multex Global Estimates, compete with offerings from S&P Compustat, Media General, First Call, I/B/E/S, and Zacks. Many of our existing and prospective competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. As a result, they may be able to respond more quickly to new or emerging technologies and changes in investor requirements, or devote greater resources to the development, promotion and sale of their services than we can. These competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees, subscribers, strategic partners and providers of investment research information.

CUSTOMER CONCENTRATION

Historically, a significant portion of the Company's revenues in any particular period has been attributable to a small number of customers. The composition of the Company's largest customers has varied from year to year. Sales to the Company's three largest customers accounted for approximately 20.4%, 21.5% and 22.1% of the Company's revenues during fiscal 1999, 2000 and 2001, respectively. Moreover, sales by the Company to Merrill Lynch & Co. accounted for approximately 10.2%, 13.5% and 11.1% of revenues in fiscal 1999, 2000 and 2001, respectively. The loss of any significant customer, including Merrill Lynch & Co., could have a material adverse affect on the Company's business, financial condition and results of operations.

INTELLECTUAL PROPERTY

Our future success will depend, in significant part, on our intellectual property, and we rely on copyright, patent, trade secret and trademark laws in the United States and other jurisdictions to protect our proprietary rights. We own copyrights and trade secrets in the network architecture, database structure, computer software, and online materials, including content, that we have developed or acquired, and currently hold limited licenses to use and distribute software in which third parties own copyrights and trade secrets, including standard software packages for electronic document and database management. We have also entered into limited license agreements with the investment banks, brokerage firms and other third-party research providers that own the copyrights in research reports that we distribute electronically. There can be no assurance that we will be able to maintain our licenses for research content, that we will be able to obtain these licenses in the future on commercially reasonable terms, if at all, or that our competitors will not be able to independently develop competing services that avoid infringing our proprietary rights. Also, because none of our licenses of research content are exclusive, this content is and will be available to our current and future competitors. Failure on our part to protect or secure ownership of, or to maintain licensed rights to use and distribute content of others could have a material and adverse effect on our business, results of operations and financial condition.

We have been issued U.S. and foreign patents that claim certain aspects of an information delivery and authentication system that provides entitlement and electronic distribution of research documents over the Internet, as well as aspects of systems that provide intelligent categorization of documents. These patents expire between 2016 and 2019. We have filed applications for additional U.S. and foreign patents covering various aspects of our core technology. There can be no assurance that any of our pending patent applications will be allowed, that any patents will be issued to us even if the respective applications have been or will be allowed, or that any patents that are issued to us will not be successfully challenged by others or otherwise invalidated. We also rely on trade secrets and proprietary know-how for certain unpatented aspects of our business information and technology. To protect such information, we require all employees, consultants and licensees to enter into confidentiality agreements limiting the disclosure and use of such information. There can be no assurance that these agreements provide meaningful protection or that they will not be breached, that we will have adequate remedies for any such breach, or that our trade secrets, proprietary know-how, and technological advances will not otherwise become known to others. In addition, there can be no assurance that, despite precautions we have taken, others have not obtained or will not obtain access to our proprietary technology. Further, there can be no assurance that third parties will not independently develop substantially equivalent or better technology or acquire equivalent business information.

We rely upon and seek to protect the trademarks and service marks that we currently use, and those that we intend to use in the future, through registration in the United States and other jurisdictions. We have been granted United States federal and various foreign registrations for Multex, MultexNET, MultexEXPRESS and Multex Investor, as well as certain associated logos, as trademarks and service marks, and have applied for registration of the same marks in various other foreign jurisdictions. We also use the following trademarks and service marks: Multex, Multex.com, the Multex.com logo, Multex Research-On-Demand, Market Guide and Multex Global Estimates. United States and various foreign applications are pending for the other marks. There can be no assurance that our use of and interest in these trademarks and service marks will be subject to any legal protection in any of the jurisdictions in which we now do business or might do business in the future, nor that they, or any of the registrations that have already been granted to us, will not be successfully challenged by others and invalidated through administrative process or litigation. As our business is dependent on brand recognition in the marketplace, any failure to maintain and protect our trademarks and service marks could have a material and adverse effect on our business, results of operations and financial condition.

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

EMPLOYEES

At December 31, 2001, we employed 506 persons, compared to 561 persons at December 31, 2000. Our future success will depend in substantial part upon our ability to attract and retain highly qualified employees. Competition for personnel, in particular information technology professionals, is intense, and there can be no assurance that we will be able to retain our senior management or other key employees, or that we will be able to attract and retain additional qualified personnel in the future. Our employees are not represented by any collective bargaining organization and we consider our relations with our employees to be good.

ITEM 2.       PROPERTIES

Our corporate headquarters are located in New York, New York, where we occupy approximately 40,000 square feet under a lease that expires in 2010. This space accommodates our corporate headquarters and one of our data centers. We also lease 15,000 square feet of space in New York City, which accommodates another of our data centers and related staff. This lease expires in 2012. We have a third location located in New York City where we lease approximately 36,000 square feet of space under a lease that expires in 2005. We also have approximately 19,000 square feet of space located in Lake Success, New York under a lease that expires in 2005.

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

We believe that we will be able to obtain additional space as needed on commercially reasonable terms.

ITEM 3.       LEGAL PROCEEDINGS

On and after May 8, 2001, several putative shareholder class action lawsuits were filed against the Company, certain of our current and former officers and directors, and a number of investment banks, including some of the underwriters of our initial public offering. The lawsuits were filed in the United States District Court for the Southern District of New York. The lawsuits assert claims against us pursuant to Sections 11 and 15 of the Securities Act of 1933, and pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder. Plaintiffs allege that the underwriter defendants agreed to allocate stock in our initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for our initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. We and our current and former officers and directors are vigorously defending the actions. The lawsuits now have been consolidated into a single action, which is being coordinated with over three hundred other nearly identical actions filed against other companies before one judge. No date has been set for any response to the complaints. The complaints seek damages in an unspecified amount.

While the outcome of the claims against us cannot be predicted with certainty, management does not believe that the outcome of these legal matters will have a material adverse effect on our results of operations or financial condition.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ending December 31, 2001.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

                           PRICE RANGE OF COMMON STOCK

Multex's common stock has been quoted on the Nasdaq National Market under the symbol "MLTX" since March 17, 1999. The following table sets forth the range of high and low bid information (in dollars per share) as quoted on the Nasdaq National Market for Multex common stock for the periods indicated.

Calendar Year 2000:                                    High          Low
                                                       ----          ---

   First Quarter                                      $ 38.00      $ 23.50
   Second Quarter                                       35.50        12.50
   Third Quarter                                        29.50        16.88
   Fourth Quarter                                       19.00         7.88

Calendar Year 2001:                                    High          Low
                                                       ----          ---

   First Quarter                                      $ 22.38      $ 11.25
   Second Quarter                                       17.68        12.00
   Third Quarter                                        17.25         1.88
   Fourth Quarter                                        7.05         2.00


                                     HOLDERS

As of March 26, 2002, there were approximately 249 holders of record of our common stock.

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

ITEM 6.       SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated historical financial data is qualified by reference to, and should be read in conjunction with, the historical financial statements of Multex and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                                   Years Ended December 31,
                                                                   ------------------------
                                               2001           2000          1999           1998            1997
                                               ----           ----          ----           ----            ----
                                                       (in thousands, except share and per share data)
Statement of Operations Data:
Gross revenues..........................    $    96,615   $    85,942    $    40,850   $    22,021     $    12,616
Performance-based warrants..............         (2,915)            -              -             -               -
                                            ------------  -----------    -----------   -----------     -----------
Net revenues............................         93,700        85,942         40,850        22,021          12,616
Cost of revenues........................         25,174        17,839         10,569         5,083           2,720
Gross profit............................         68,526        68,103         30,281        16,938           9,896
Operating expenses:
Sales and marketing.....................         25,921        26,017         26,379         8,667           4,568
Research and development................          8,003        10,149          6,301         3,167           2,873
General and administrative..............         32,065        25,000         14,403        10,240           8,742
Depreciation and amortization...........         17,867        11,163          4,011         2,310           1,684
Impairment and restructuring charges....         27,387             -              -             -               -
                                            -----------   -----------    -----------   -----------     -----------
Total operating expenses................        111,243        72,329         51,094        24,384          17,867

Loss from operations....................        (42,717)       (4,226)       (20,813)       (7,446)         (7,971)
Net interest income (expense)...........          1,710         3,126          2,245          (186)             60
Other income (expense)..................         (1,060)            -         (5,713)         (716)              -
                                            ------------  -----------    ------------  ------------   ------------
Loss from continuing operations before
income taxes............................        (42,067)       (1,100)       (24,281)       (8,348)         (7,911)
Income tax expense......................            668            95          1,030           276               7
                                            -----------   -----------    -----------   -----------     -----------
Loss from continuing operations.........        (42,735)       (1,195)       (25,311)       (8,624)         (7,918)
Discontinued operations.................              -             -            332          (214)         (1,087)
                                            ------------  -----------    -----------   ------------    ------------
Net loss................................    $   (42,735)  $    (1,195)   $   (24,979)  $    (8,838)    $    (9,005)
                                            ============  ============   ============  ============    ============

Basic and diluted loss from continuing
operations per share....................    $      (1.33) $      (0.04)  $      (1.17) $      (1.49)   $      (1.46)
                                            ============= =============  ============= =============   =============
Basic and diluted net loss per share....    $      (1.33) $      (0.04)  $      (1.15) $      (1.51)   $      (1.62)
                                            ============= =============  ============= =============   =============

Shares used in calculating net loss
per share -- basic and diluted..........       32,162,000    30,260,000     22,688,000     7,610,000       6,892,000
                                            ============= =============  ============= =============   =============

                                                                    Years Ended December 31,
                                                                    ------------------------
                                               2001           2000          1999           1998           1997
                                               ----           ----          ----           ----           ----
                                                                        (in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable
securities..............................    $    41,798   $    45,730    $    39,117   $    24,171    $    11,007
Working capital.........................         46,912        54,579         37,519        21,958          8,882
Total assets............................        134,886       174,521         65,600        33,183         18,542
Deferred revenues.......................          9,058        10,533          5,691         3,376          2,003
Long-term debt..........................              -            84            193           403            762
Convertible preferred stock.............              -             -              -        59,860         37,234
Total stockholders' equity (deficit)....        114,266       146,125         47,200       (34,123)       (25,111)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF MULTEX SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS INCLUDED ELSEWHERE HEREIN. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND ARE MADE UNDER THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," AND SIMILAR EXPRESSIONS IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. MULTEX'S ACTUAL RESULTS AND TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH UNDER "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" AND ELSEWHERE HEREIN. UNLESS REQUIRED BY LAW, MULTEX UNDERTAKES NO OBLIGATION TO UPDATE FORWARD-LOOKING STATEMENTS. READERS SHOULD ALSO CAREFULLY REVIEW THE RISK FACTORS SET FORTH IN OTHER REPORTS AND DOCUMENTS MULTEX FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

Multex.com, Inc. is a global provider of investment information and technology solutions for the financial services industry, including brokerage firms, professional money management firms, hedge funds, venture capital firms, mutual funds, investment banks, corporations and individual investors. We offer four main products, as follows:

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

o Multex Investor, launched in November 1998, is the Company's financial destination Web site that provides financial data and access to free and pay-per-view research on an embargoed basis;

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

MultexEXPRESS is also offered pursuant to one to three year subscriptions, generating revenue from professional service and license fees. MultexEXPRESS enables financial institutions to distribute their proprietary financial research, as well as other corporate documents, over the Internet, through intranets and other private networks.

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

GENERAL

In September 1999, Multex acquired Market Guide Inc. in a transaction accounted for as a pooling of interests. The consolidated statement of operations for the year ended December 31, 1999 includes the calendar results of operations for Multex and Market Guide for the year ended December 31, 1999.

RESULTS OF OPERATIONS

The following table shows the percentage of total revenues represented by the items in our consolidated statements of operations.

                                                      YEARS ENDED DECEMBER 31,
                                                      2001      2000      1999
                                                     ------    ------    ------

Revenues                                                100%      100%      100%
Performance-based warrants                             -3.0%       --        --
                                                     ------    ------    ------
Net revenues                                           97.0%      100%      100%
Cost of revenues                                      -26.1%    -20.8%    -25.9%
                                                     ------    ------    ------
Gross profit                                           70.9%     79.2%     74.1%
Operating expenses:
     Sales and marketing                               26.8%     30.3%     64.6%
     Research and development                           8.3%     11.8%     15.4%
     General and administrative                        33.2%     29.1%     35.3%
     Depreciation and amortization                     18.5%     13.0%      9.8%
     Impairment and restructuring charges              28.3%     --        --
                                                     ------    ------    ------
Total operating expenses                              115.1%     84.2%    125.1%
Loss from operations                                  -44.2%     -4.9%    -50.9%
Other income (expense):
     Net interest income                                1.7%      3.6%      5.5%
     Other income (expense)                            -1.0%       --      14.0%
                                                     ------    ------    ------
Loss from continuing operations before income taxes   -43.5%     -1.3%    -59.4%
Income tax expense                                      0.7%      0.1%      2.5%
                                                     ------    ------    ------
Loss from continuing operations                       -44.2%     -1.4%    -62.0%
Discontinued operations                                  --        --       0.9%
                                                     ------    ------    ------
Net loss                                              -44.2%     -1.4%    -61.1%
Redeemable preferred stock dividends                     --        --      -2.9%
                                                     ------    ------    ------
Net loss attributable to common shareholders          -44.2%     -1.4%    -64.1%
                                                     ======    ======    ======


YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

Revenues

Multex's gross revenues consist of subscription fees for MultexNET, sales of investment research on a pay-per-view basis through Multex OnDemand, subscription, development, hosting and license fees for MultexEXPRESS, license and redistribution fees for the Market Guide database, and sales of sponsorships, advertising and investment research through the Multex Investor Web site. We also provide professional services to select MultexEXPRESS clients, including software development, customization and integration services.

Gross revenues increased 12.4% to $96.6 million for the year ended December 31, 2001 from $85.9 million for the year ended December 31, 2000. The increase in revenues reflects increased revenues in all product lines except for Multex Investor, which declined 26%, reflecting a sharp decline in advertising revenue.

MultexEXPRESS revenue increased 24% for the year ended December 31, 2001, reflecting an increase in hosting and maintenance fees resulting from a larger client base, partially offset by a decrease in revenue resulting from cancellations from certain customers in the first quarter of 2001.

MultexNET sales increased 10% for the year ended December 31, 2001. The increase in MultexNET sales was primarily attributable to the steady increase in the MultexNet subscription business, partially offset by declining OnDemand report sales in the second half of fiscal 2001. The OnDemand transaction business has the greatest sensitivity to uncertainty in the global financial marketplace. We believe the OnDemand business will improve as the global financial markets stabalize and investment banking activity improves.

Multex Investor experienced a 26% decline in year over year revenue growth for the year ended December 31, 2001. The revenue declines for the year reflect the global slowdown in the financial markets coupled with lower advertising revenue. However, the fourth quarter of 2001 witnessed a 28% increase in MultexInvestor revenue on a sequential basis. This reflected an increase in transaction revenues and increased advertising revenue as advertisers target sites with our demographics.

Market Guide revenues increased 35% on a year over year basis for the fiscal year ended December 31, 2001. This primarily resulted from the inclusion of the Multex Global Estimates (formerly Barra Global Estimates) business, which was acquired in December 2000. Market Guide revenues were negatively impacted by customers declaring bankruptcy or experiencing financial difficulties, which resulted in terminations of many agreements and price renegotiations.

All of the Company's product lines were negatively affected by the terrorist attacks on September 11, 2001 and by the continued weakness in the global financial markets. However, fourth quarter revenues reversed two quarters of declining revenues - registering a 5% increase in sequential revenues when compared to the third quarter of 2001.

For the year ended December 31, 2001, the Company recorded performance-related warrant charges totaling $2.9 million associated with warrants issued to Merrill Lynch & Co., Inc. The Company has classified this non-cash expense as contra-revenue, thereby lowering the Company's net revenue. The performance-based warrant charges will continue to be recorded by the Company in each period that warrants are earned by Merrill Lynch. There were no performance-based warrant charges in the year ended December 31, 2000.

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

Cost of revenues increased 41.1% to $25.2 million for the year ended December 31, 2001 from $17.8 million for the year ended December 31, 2000. As a percentage of gross revenues, cost of revenues increased to 26.1% for the year ended December 31, 2001 from 20.8% for the year ended December 31, 2000. The increase in cost of revenues was primarily due to the inclusion of data collection costs related to the Global Estimates business, higher telecommunication costs resulting from our new data center and costs associated with customization work related to development and enhancements of MultexEXPRESS sites.

Operating Expenses

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions, advertising, public relations, tradeshow expenses and costs of marketing materials. Sales and marketing expenses decreased 0.4% to $25.9 million for the year ended December 31, 2001 from $26.0 million for the year ended December 31, 2000. As a percentage of gross revenues, sales and marketing expenses decreased to 26.8% for the year ended December 31, 2001 from 30.3% for the year ended ended December 31, 2000. The decrease in sales and marketing expenses was primarily due to lower advertising and marketing promotions offset in part by an increase in sales commissions resulting from an increase in gross revenues.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and benefits. Research and development expenses decreased 21.1% to $8.0 million for the year ended December 31, 2001 from $10.1 million for the year ended December 31, 2000. As a percentage of gross revenues, research and development expenses decreased to 8.3% for the year ended December 31, 2001 from 11.8% for the year ended December 31, 2000. The decrease in research and development expenses in dollar terms was primarily attributable to an increase in the number of internally developed software projects being capitalized in accordance with SOP 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE as well as a decline in the number of developers on staff. Total costs capitalized in accordance with SOP 98-1 was approximately $2.8 million for the year ended December 31, 2001 and $150,000 for the year ended December 31, 2000.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and benefits, fees for professional services and consultants, facility expenses, overhead, and office supplies and expenses. General and administrative expenses increased 28.3% to $32.1 million for the year ended December 31, 2001 from $25.0 million for the year ended December 31, 2000. As a percentage of gross revenues, general and administrative expenses increased to 33.2% for the year ended December 31, 2001 from 29.1% for the year ended December 31, 2000. Growth in general and administrative expenses reflects an increase in compensation expense, higher bad debt reserves, and increased professional fees related to development, legal and tax services. Additionally, the fiscal year ended December 31, 2001 included recognition of operating expenses related to the BARRA Global Estimates business. The BARRA Global estimates acquisition was consummated in December 2000.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses consist primarily of depreciation related to fixed assets, computer equipment and software, and leasehold improvements, and amortization related to recently acquired companies and the cost of warrants issued to Merrill Lynch & Co., Inc. Depreciation and amortization for the fiscal year ended December 31, 2001 increased 60.1% to $17.9 million, compared to $11.2 million for the fiscal year ended December 31, 2000. As a percentage of gross revenues, depreciation and amortization expenses increased to 18.5% for the year ended December 31, 2001 from 13.0% for the year ended December 31, 2000. The increase reflects amortization related to the BARRA Global estimates business acquired in December 2000 and increased depreciation and amortization expenses associated with additional computer purchases and leasehold improvements related to the new data center beginning operations in the first quarter of 2001.

IMPAIRMENT AND RESTRUCTURING CHARGES. For the fiscal year ended December 31, 2001, the Company recorded a $27.4 million charge related to impairment and restructuring charges. The impairment charge was incurred in the quarter ended June 30, 2001 and totaled $25.6 million reflecting the decision by management to exit the Sage Online business and the BuzzCompany product line. Components of this charge included $25.4 million reduction to goodwill and $0.2 million write-off of property and equipment.

The restructuring charge was incurred in the quarter ended September 30, 2001 and totaled $1.8 million, reflecting the decision by management to reduce its cost structure to better match its current and anticipated revenue levels, and to refocus its sales and marketing campaigns. Components of this charge included, (i) cash charges of approximately $0.8 million for involuntary termination and severance benefits for approximately 100 employees (ii) non-cash charges of approximately $0.4 million for termination of marketing contracts associated with the Sage Online business and (iii) non-cash charges of $0.6 million for termination of an operating lease and related writedown of leasehold improvements at a New York City location.

Loss from Continuing Operations

Loss from continuing operations totaled $42.7 million for the year ended December 31, 2001 compared to a loss from continuing operations of $1.2 million for the year ended December 31, 2000. Loss from continuing operations reflects approximately $27.4 million in impairment and restructuring charges and higher operating expenses.

Interest Income (Expense)

Net interest income decreased 45.3% to $1.7 million for the year ended December 31, 2001 from $3.1 million for the year ended December 31, 2000. The decrease in net interest income is primarily attributable to a decline in interest rates and a lower cash balance.

Equity in Loss from Unconsolidated Business

Equity in loss of unconsolidated business reflects a $930,000 loss the Company recognized from its equity investment in TheMarkets.com LLC. This investment was completed in the quarter ended September 30, 2001. There were no comparable transactions in the fiscal year ended December 31, 2000.

Income Taxes

Income tax expense totaled $668,000 for the fiscal year ended December 31, 2001 compared to income taxes of $95,000 for the year ended December 31, 2000. Income tax expense for the year ended December 31, 2001 consists of state and local franchise taxes of $387,000, federal alternative minimum tax of $81,000, and an income tax audit provision of $200,000.

At December 31, 2001, Multex had net operating loss carryforwards of approximately $63.2 million and research and development credits of approximately $2.3 million for income tax purposes that expire in 2009 through 2020. The utilization with regard to timing and amount of the Company's net operating loss carryforwards may be limited due to changes in the Company's ownership pursuant to Section 382 of the Internal Revenue Code.

Net loss

The Company recorded a net loss of $42.7 million, or a net loss per share of $1.33, for the fiscal year ended December 31, 2001 compared to net loss of $1.2 million, or a net loss per share of $0.04, for the year ended December 31, 2000. The net loss reflects the global slowdown in the financial marketplace, higher cost of revenue and operating expenses, impairment and restructuring charges, lower interest income, and the equity loss from an unconsolidated business.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

Revenues

Revenue from MultexNET subscriptions is recognized in equal installments over the term of the subscription. Revenue from transactions on MultexNET and Multex Investor are recognized upon sale. Some of the transactional users of MultexNET pay a flat annual fee for the service, which entitles them to receive research and other reports at a discounted rate. Revenues from these users are recognized in equal installments over the term of the subscription. Revenue from sponsorships to Multex Investor is recognized in equal installments over the term of the sponsorship. Revenue from professional service fees related to MultexEXPRESS is recognized upon completion of service, whereas the license fees are recognized over the term of the agreement. Market Guide license fees are recognized over the term of the agreement.

Multex's revenues consist of subscription fees for MultexNET, subscription, development and hosting fees for MultexEXPRESS, sales of investment research on a pay-per-view basis through Multex Research-On-Demand, license and redistribution fees for the Market Guide database, and sales of sponsorships, advertising and investment research through the Multex Investor and Market Guide Web sites. We also provide professional services to select MultexEXPRESS clients, including software development, customization and integration services. On occasion, as a service to our clients, we have acquired equipment for resale.

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

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and benefits, fees for professional services and facility expenses. General and administrative expenses increased 73.6% to $25.0 million for the year ended December 31, 2000 from $14.4 million for the year ended
December 31, 1999. As a percentage of revenues, general and administrative expenses decreased to 29.1% for the year ended December 31, 2000 from 35.3% for the year ended December 31, 1999. The increase in general and administrative expenses in dollar terms in each period was primarily due to increased personnel, professional service fees and facility expenses necessary to support our domestic and international growth.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses consist primarily of depreciation related to fixed assets, computer equipment and software, and leasehold improvements, and amortization related to recently acquired companies and the ongoing cost of warrants issued to Merrill Lynch & Co., Inc. Depreciation and amortization for the fiscal year ended December 31, 2000 increased 178.3% to $11.2 million, compared to $4.0 million for the fiscal year ended December 31, 1999. As a percentage of gross revenues, depreciation and amortization expenses increased to 13.0% for the year ended December 31, 2000 from 9.8% for the year ended December 31, 1999. The increase reflects $2.1 million in expenses related to the amortization of warrants and $2.9 million in amortization of intangibles and goodwill related to the acquisitions of Sage Online, Buzz Company and Barra Global Estimates. There was no comparable amortization in 1999.

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

For the year ended December 31, 1999, Multex recorded $5.7 million in expenses related to the September 1999 acquisition of Market Guide Inc. The majority of these expenses related to fees for investment bankers, outside counsel, accountants, proxy solicitors, document preparation and other costs related to consummating the acquisition. There was no comparable transaction during the year ended December 31, 2000.

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

SELECTED UNAUDITED QUARTERLY RESULTS OF OPERATIONS

The following table sets forth unaudited quarterly statement of operations data for each of the eight quarters ended December 31, 2001. In the opinion of management, the unaudited financial results include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of our consolidated results of operations for those periods. The consolidated quarterly data should be read in conjunction with the audited Consolidated Financial Statements and the Notes thereto appearing elsewhere in this report. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

                                                                                THREE MONTHS ENDED
                                                ----------------------------------------------------------------------------------
                                                  MAR.       JUNE       SEPT.      DEC.      MAR.      JUNE      SEPT.       DEC.
                                                   31,        30,        30,        31,       31,       30,        30,        31,
                                                  2000       2000       2000       2000      2001      2001       2001       2001
                                                -------    -------    -------    -------   -------   -------    -------    -------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Gross revenues ..............................   $16,083    $19,167    $22,823    $27,869   $29,504   $23,522    $21,314    $22,275
Performance-based warrants ..................        --         --         --         --        --    (1,075)      (821)    (1,019)
                                                -------    -------    -------    -------   -------   -------    -------    -------
Net revenues ................................    16,083     19,167     22,823     27,869    29,504    22,447     20,493     21,256
Cost of revenues ............................     3,968      3,936      4,162      5,773     5,713     7,187      6,371      5,903
                                                -------    -------    -------    -------   -------   -------    -------    -------

Gross profit ................................    12,115     15,231     18,661     22,096    23,791    15,260     14,122     15,353
Operating expenses:
  Sales and marketing .......................     6,240      5,917      6,568      7,292     6,716     7,738      6,018      5,449
  Research and development ..................     2,255      2,767      2,773      2,354     2,606     1,961      1,599      1,837
  General and administrative ................     4,691      5,440      6,740      8,129     8,178     8,779      7,307      7,801
    Depreciation and amortization ...........     1,656      2,848      3,261      3,398     3,752     4,912      4,658      4,545
    Impairment and restructuring ............        --         --         --         --        --    25,641      1,746         --
                                                -------    -------    -------    -------   -------   -------    -------    -------
    Total operating expenses ................    14,842     16,972     19,342     21,173    21,252    49,031     21,328     19,632
                                                -------    -------    -------    -------   -------   -------    -------    -------
Income (loss) from operations ...............    (2,727)    (1,741)      (681)       923     2,539   (33,771)    (7,206)    (4,279)
Net interest income .........................       697        616        883        930       566       494        409        241
Other income (expenses) .....................        --         --         --         --        --      (173)      (807)       (80)
                                                -------    -------    -------    -------   -------   -------    -------    -------
Income (loss) from operations
  before income tax .........................    (2,030)    (1,125)       202      1,853     3,105   (33,450)    (7,604)    (4,118)
Income tax expense ..........................        47         48         (8)         8        90       290         75        213
                                                -------    -------    -------    -------   -------   -------    -------    -------
Net income (loss) ...........................   $(2,077)   $(1,173)   $   210    $ 1,845   $ 3,015   $(33,740)  $(7,679)   $(4,331)
                                                =======    =======    =======    =======   =======   =======    =======    =======

Basic and diluted income
  (loss) - per share ........................   $ (0.07)   $ (0.04)   $  0.01    $  0.06   $  0.09   $ (1.05)   $ (0.24)   $ (0.13)
                                                =======    =======    =======    =======   =======   =======    =======    =======
                                                                                THREE MONTHS ENDED
                                                ----------------------------------------------------------------------------------
                                                  MAR.       JUNE       SEPT.      DEC.      MAR.      JUNE      SEPT.       DEC.
                                                   31,        30,        30,        31,       31,       30,        30,        31,
                                                  2000       2000       2000       2000      2001      2001       2001       2001
                                                -------    -------    -------    -------   -------   -------    -------    -------
PERCENTAGE OF TOTAL REVENUES
Gross revenues ..............................     100.0%     100.0%     100.0%     100.0%    100.0%    100.0%     100.0%     100.0%
Performance-based warrants ..................        --         --         --         --        --      (4.6)      (3.9)      (4.6)
                                                -------    -------    -------    -------   -------   -------    -------    -------
Net revenues ................................     100.0      100.0      100.0      100.0     100.0      95.4       96.1       95.4
Cost of revenues ............................      24.7       20.5       18.2       20.7      19.4      30.6       29.9       26.5
                                                -------    -------    -------    -------   -------   -------    -------    -------
Gross profit ................................      75.3       79.5       81.8       79.3      80.6      64.9       66.3       68.9
Operating expenses:
  Sales and marketing .......................      38.8       30.9       28.8       26.2      22.8      32.9       28.2       24.5
  Research and development ..................      14.0       14.4       12.2        8.4       8.8       8.3        7.5        8.2
  General and administrative ................      29.2       28.4       29.5       29.2      27.3      37.3       34.3       35.0
    Depreciation and amortization ...........      10.3       14.9       14.3       12.2      13.1      20.9       21.9       20.4
    Impairment and restructuring ............        --         --         --         --        --     109.0        8.2         --
                                                -------    -------    -------    -------   -------   -------    -------    -------
      Total operating expenses ..............      92.3       88.5       84.8       76.0      72.0     208.4      100.1       88.1
                                                -------    -------    -------    -------   -------   -------    -------    -------
Income (loss) from operations ...............     (17.0)      (9.0)      (3.0)       3.3       8.6    (143.6)     (33.8)     (19.2)
Net interest income (expense) ...............       4.4        3.2        3.9        3.3       1.9       2.1        1.9        1.1
Other income (expenses) .....................        --         --         --         --        --      (0.7)      (3.8)      (0.4)
                                                -------    -------    -------    -------   -------   -------    -------    -------
Income (loss) from operations
  before income tax .........................     (12.6)      (5.8)       0.9        6.6      10.5    (142.2)     (35.7)     (18.5)
Income tax expense ..........................       0.3        0.3       (0.0)       0.0       0.3       1.2        0.4        1.0
                                                -------    -------    -------    -------   -------   -------    -------    -------
Net income (loss) ...........................     (12.9)%     (6.1)%      0.9%       6.6%     10.2%   (143.4)%    (36.0)%    (19.4)%
                                                =======    =======    =======    =======   =======   =======    =======    =======

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2001, we had $41.8 million of cash, cash equivalents and marketable securities, a decrease of $3.9 million from December 31, 2000.

Net cash provided by operating activities was $7.9 million for the year ended December 31, 2001, compared to net cash used in operating activities of $4.3 million for the year ended December 31, 2000.

Net cash provided by operating activities for the year ended December 31, 2001 consisted of the Company's net loss of $42.7 million reduced by its noncash expenses of $51.9 million, decreases in accounts receivable of $6.6 million and current and other assets of $0.4 million, offset in part by a reduction in accounts payable and accrued expenses of $6.8 million, and deferred revenue and other liabilities of $1.5 million. The Company's noncash expenses include depreciation and amortization of $19.8 million, performance based warrant charges of $2.9 million, impairment and restructuring charges of $26.6 million and bad debt expense of $2.6 million.

Net cash used in operating activities for the year ended December 31, 2000 consisted of the Company's net loss of $1.2 reduced by noncash expenses of $13.4 million, including depreciation and amortization of $11.6 million and bad debt expense of $1.0 million. In addition, net cash was reduced by increases in accounts receivable of $16.6 million and current and other assets of $4.1 million, offset in part by an increase in accounts payable and accrued expenses of $0.9 million and an increase in deferred revenue of $3.4 million.

During the year ended December 31, 2001 net cash of $9.9 million was provided by investing activities. This amount includes net proceeds from sales and purchases of marketable securities of $24.5 million and proceeds from sale of investment of $1.0 million offset by purchases of property and equipment of $15.6 million. During the year ended December 31, 2000 net cash of $37.4 million was used by investing activities. This amount includes acquisitions of three companies for $20.3 million, and purchases of property and equipment of $25.0 million, offset in part by net proceeds from sales and purchases of marketable securities of $7.9 million.

During the year ended December 31, 2001, net cash of $2.8 million was provided by financing activities. This amount primarily includes proceeds from the sales of securities from our employee stock purchase plan and our stock option plan. During the year ended December 31, 2000, net cash of $56.0 million was provided by financing activities. This amount consisted of proceeds from sale of stock to Merrill Lynch and The Munder NetNet Fund, and from our employee stock purchase program and stock option plan.

Our principal commitments consist of obligations outstanding under lease agreements for offices. The total approximate future minimum annual rental payments under these leases are as follows: (expressed in 000's)

      2002........................................................  $4,611
      2003........................................................   4,581
      2004........................................................   4,558
      2005........................................................   4,519
      2006........................................................   3,022
      Thereafter..................................................   9,388
                                                                   -------
                                                                   $30,679
                                                                   =======

In addition, under certain circumstances we may be required to provide additional funding for an investment that we account for under the equity method.

We believe that our existing cash, cash equivalents and marketable securities balances will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

We continue to assess the effects of recently issued accounting standards. The impact of all recently adopted and issued accounting standards has been disclosed in the footnotes to the audited consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

We consider accounting policies related to revenue recognition, and impairment of long-lived assets to be critical due to the estimation process involved.

REVENUE RECOGNITION

Pursuant to Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements", we recognize revenue when a signed contract exists, the fee is fixed and determinable, delivery has occurred and collection of the resulting receivable is probable. For contracts with multiple elements (e.g., website development services, hosting services and computer equipment), we allocate revenue to each element of the contract based on objective evidence of the element's fair value. Our MultexEXPRESS business frequently includes multiple elements including website development, hosting fees and access to our broker research. If we do not accurately estimate the resources required for each element or do not manage the projects properly within the appropriate accounting periods, then revenue may not be recorded and recognized in the appropriate accounting period.

IMPAIRMENT OF LONG -LIVED ASSETS

At December 31, 2001, our long-lived assets include $21.9 million of goodwill and intangible assets. With regard to these assets, events that would cause us to conduct an impairment assessment include significant losses of customers, operating results of acquired businesses that continually failed to meet management's performance expectations, and diminished utility of acquired technology. In assessing the fair market value of goodwill and intangibles, we must make assumptions regarding estimated future cash flows. If, after conducting such assessment, indications of impairment are present in long-lived assets, the estimated future undiscounted cash flows associated with the corresponding assets would be compared to its carrying amounts to determine if a change in useful life or a write-down to fair value is necessary. If these estimates or related assumptions change, we may be required to record impairment charges for these assets.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                           CURRENCY RATE FLUCTUATIONS

Our results of operations, financial position, and cash flows are not materially affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. We do not use derivative financial instruments to limit our foreign currency risk exposure.

                           INTEREST RATE FLUCTUATIONS

Our results of operations, financial position, and cash flows are not materially affected by changes in market interest rates. We have no long-term debt obligations. We had $41.8 million in cash, cash equivalents and marketable securities as of December 31, 2001.

                   RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

MULTEX'S BUSINESS COULD BE MATERIALLY AND ADVERSELY AFFECTED BY THE CURRENT (OR ANY FUTURE) DOWNTURN IN THE FINANCIAL SERVICES INDUSTRY

We are dependent upon the continued demand for the distribution of investment research and other information over the Internet, which makes our business susceptible to downturns in the financial services industry. Our current results of operations reflect, in part, the effects of the current slowdown in our markets. The September 11, 2001 terrorist attacks affected many of our customers located in and around the World Trade Center, which, together with the broader effects of the terrorist attacks, compounded the effects of an already slow global economy. In addition, U.S. financial institutions are continuing to consolidate, increasing the leverage of our information providers to negotiate prices and decreasing the overall potential market for some of our services. Weakness in the financial services industry has adversely impacted our subscription renewal rates and may continue to do so. These effects may continue and may worsen if our customers and clients do not recover or if additional events adverse to the global economy or the financial services industry occur.

MULTEX.COM'S BUSINESS WOULD BE MATERIALLY AND ADVERSELY AFFECTED IF THE MARKET FOR ONLINE INVESTMENT RESEARCH DOES NOT CONTINUE TO GROW

In order to be successful, we must increase our revenues from subscription fees for MULTEXNET, and from development, hosting, license, and subscription fees for MULTEXEXPRESS. We must generate additional sales of investment research on a pay-per-view basis through MULTENET ONDEMAND, attract more users to and generate more leads for our sponsors from MULTEX INVESTOR, and increase the total license fees generated from the MARKET GUIDE database. Our recent results of operations with respect to MULTEX INVESTOR reflect the adverse effects of lack of growth (and even contraction) in certain of our markets. In order to accomplish our objectives, we must:

o    anticipate and adapt to the changing Internet and financial markets;

o attract and retain more subscribers, research and data contributors, and technology and business partners;

o successfully execute our sales, marketing, and branding strategies, both domestically and internationally;

o    attract, retain and motivate qualified personnel;

o    respond to actions taken by our competitors;

o continue to build an infrastructure to effectively manage our business and handle any future changes in usage; and

o    integrate acquired businesses, technologies, assets, products and services.

If we are unsuccessful in addressing these risks or in executing our business strategy going forward, our business, results of operations, and financial condition would be materially and adversely affected.

THE MARKETS FOR OUR PRODUCTS AND SERVICES CHANGE RAPIDLY

The market for the distribution of investment research and other information over the Internet is rapidly evolving, and demand and market acceptance for these services continue to be subject to a high level of uncertainty. The market relating to retail investing has deteriorated considerably in the 18 months, and all of our markets continue to face considerable uncertainty. It is difficult to predict with any assurance the growth rate, if any, and the ultimate size, of our markets. We cannot assure you that the markets for our services will recover, will continue to develop, or that our services will ever achieve broad market acceptance. If our customers are not able to recover from the effects of the continued downturn in the global economy; if the market for our services weakens further, develops more slowly than expected once recovery begins, or becomes saturated with competitors; if our services do not achieve broad market acceptance; or if pricing becomes subject to further competitive pressures, our business, results of operations and financial condition would be materially and adversely affected.

CUSTOMER CONCENTRATION

Historically, a significant portion of the Company's revenues in any particular period has been attributable to a small number of customers. The composition of the Company's largest customers has varied from year to year. Sales to the Company's three largest customers accounted for approximately 20.4%, 21.5% and 22.1% of the Company's revenues during fiscal 1999, 2000 and 2001, respectively. Moreover, sales by the Company to Merrill Lynch & Co.

accounted for approximately 10.2%, 13.5% and 11.1% of revenues in fiscal 1999, 2000 and 2001, respectively. The loss of any significant customer, including Merrill Lynch & Co., could have a material adverse affect on the Company's business, financial condition and results of operations.

MULTEX'S BUSINESS COULD BE MATERIALLY AND ADVERSELY AFFECTED BY PRESSURES OF COMPETITION

The market for the distribution of investment research and other information over the Internet is intensely competitive. We currently face strong competition in many of our markets. Increased competition could result in price reductions, reduced gross margins and loss of market share, any of which could have a material and adverse effect on our business, results of operations and financial condition. We currently face direct and indirect competition for contributors of investment research and other reports, and for subscribers, from large and well-established distributors of financial information, such as Thomson Financial Services. Some of our competitors enjoy exclusive distribution arrangements with major financial institutions. We also compete with, among others:

o companies that provide investment research, including investment banks and brokerage firms, many of whom have their own Web sites;

o other providers of either free or subscription research and data services on the Internet;

o    services   provided  by  some  of  our  strategic   distributors  that  are
     competitive in one or more respects with our service offerings;

o    prospective competitors that offer investment research-based services;

o various written publications, including traditional media, investment newsletters, personal financial magazines and industry research appearing in financial periodicals;

o services provided by in-house management information services personnel and independent systems integrators;

o providers of reports filed under the Securities Exchange Act of 1934 and other filings with the Securities and Exchange Commission;

o    Standard & Poor's  company-specific  reports;  and

o    Value Line investment research reports.

Whether or not our competitors are successful, competition with these entities or information sources, may materially and adversely affect our business, results of operations, and financial condition. It is also possible that new competitors may emerge and rapidly acquire significant market share.

THE LOSS OF ANY OF MULTEX'S KEY PERSONNEL COULD HAVE A MATERIAL AND
ADVERSE EFFECT

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

MULTEX'S RECOVERY FROM THE SEPTEMBER 11TH TERRORIST ATTACKS MAY NOT PROCEED AS EXPECTED

Multex has allocated significant resources to its recovery efforts resulting from the aftermath of the September 11, 2001 terrorist attacks. We may continue to incur significant additional expenses as a result of increased security requirements, loss of personnel, and other related costs. In addition, many of Multex's customers are still in the midst of efforts to recover from the attacks. Those efforts may or may not be successful, or may happen more slowly than anticipated.

BECAUSE MULTEX'S BUSINESS IS DEPENDENT UPON NETWORK AND COMPUTER SYSTEMS LOCATED IN ONE AREA, WE ARE SUSCEPTIBLE TO PROBLEMS CAUSED BY NATURAL DISASTERS, TERRORIST ATTACKS, POWER FAILURES, SYSTEM FAILURES, SECURITY BREACHES OR OTHER DAMAGE TO OUR SYSTEM

Our  electronic   distribution  of  investment  research  utilizes   proprietary
technology that resides principally in New York City. The continued and uninterrupted performance of our network and computer systems is critical to our success. There can be no assurance that such solutions can be implemented in a timely and cost-effective manner, or at all. Any natural disaster, attack, power outage or system failure that causes interruptions in our ability to provide our services to our customers, including failures that affect our ability to collect research from our information providers or provide electronic investment research to our users, could reduce customer satisfaction and, if sustained or repeated, would reduce the attractiveness of our services. An increase in the volume of research reports handled by our systems, or in the rate of requests for this research, could strain the capacity of our software or hardware, which could lead to slower response times or system failures. Furthermore, we face the risk of a security breach of our systems that could disrupt the distribution of research and other reports and information. Our business, results of operations and financial condition could be materially and adversely affected if any of these problems occur or recur.

Our operations are dependent on our ability to protect our network and computer systems against damage from computer viruses, fire, power loss, data communications failures, vandalism and other malicious acts, and similar unexpected adverse events, such as the September 11, 2001 terrorist attacks. We continue to devote resources towards our recovery from the September 11, 2001 disaster and protecting our infrastructure against any similar disaster in the future. In addition, the failure of our communications providers to provide the data communications capacity in the time frame required by us, as occurred, for example, in the aftermath of the September 11th attacks, could again cause interruptions in the delivery of our services.

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

o public announcements concerning us or our competitors, or the Internet generally;

o    fluctuations in operating results;

o downturns in the financial services industry generally or the market for securities trading in particular;

o    introductions of new products or services by us or our competitors;

o    future sales of shares of our common stock by major shareholders;

o future sales of shares issuable upon the exercise of outstanding options and warrants in the public market;

o    changes in analysts' earnings estimates; and

o    announcements of technological innovations.

In the past, companies that have experienced volatility in the market price of their stock have been the target of securities class action litigation. We are currently involved in securities class action litigation that could result in substantial costs and a diversion of our management's attention and resources and could have a material adverse effect on our business, results of operation and financial condition. We may be subject to further suits in the future.

OUR EXECUTIVE OFFICERS, DIRECTORS AND 5% OR GREATER STOCKHOLDERS SIGNIFICANTLY INFLUENCE ALL MATTERS REQUIRING A STOCKHOLDER VOTE

Our executive officers, directors and existing stockholders who each own greater than 5% of the outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 58% of our outstanding common stock. As a result, our executive officers, directors and 5% or greater stockholders will be able to significantly influence the outcome of all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control.

DISTRIBUTION AND OTHER FEES TO RESEARCH PROVIDERS AND STRATEGIC PARTNERS INCREASE MULTEX'S COSTS

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

THE INADVERTENT DISTRIBUTION OF RESEARCH REPORTS COULD RESULT IN A CLAIM FOR DAMAGES AGAINST MULTEX OR HARM OUR REPUTATION

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

WE MAY BE SUBJECT TO LEGAL CLAIMS IN CONNECTION WITH THE CONTENT WE PUBLISH AND DISTRIBUTE ON THE INTERNET

As a publisher and distributor of online content, we face potential direct and indirect liability for claims of defamation, negligence, copyright, patent or trademark infringement, violation of the securities laws and other claims based upon the reports and data that we publish. For example, by distributing a negative investment research report, we may find ourselves subject to defamation claims, regardless of the merits of such claims. Computer failures or human error may also result in incorrect data being published and distributed widely. In these and other circumstances, we might be required to engage in protracted and expensive litigation, which could have the effect of diverting management's attention and require us to expend significant financial resources. Our general liability insurance may not cover all of these claims or may not be adequate to protect us against all liability that may be imposed. Any claims or resulting litigation could have a material and adverse effect on our business, results of operations and financial condition.

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

WE MAY BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATION AND
LEGAL UNCERTAINTIES

The laws governing the Internet remain largely unsettled, even in areas where there has been legislative action. Legislation and/or regulation could dampen the growth in the use of the Internet generally and decrease the acceptance of the Internet as a communications and commercial medium, which could have a material and adverse effect on our business, results of operations and financial condition. In addition, due to the global nature of the Internet, it is possible that, although transmissions relating to our services originate mainly in the State of New York, governments of other states, the United States or foreign countries might attempt to regulate our services or levy sales or other taxes on our activities. We cannot assure you that violations of local or other laws will not be alleged or charged by local, state, federal or foreign governments, that we might not unintentionally violate these laws or that these laws will not be modified, or new laws enacted, in the future. Any of these developments could have a material and adverse effect on our business, results of operations and financial condition.

ITEM 8.       CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)(1) Consolidated Financial Statements

                                MULTEX.COM, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
Report of Independent Auditors .............................................. 33

Consolidated Balance Sheets as of December 31, 2001 and 2000 ................ 34

Consolidated Statements of Operations for the years ended
  December 31, 2001, 2000 and 1999 .......................................... 35

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2001, 2000 and 1999 .................................... 36

Consolidated Statements of Cash Flows for the years ended
  December 31, 2001, 2000 and 1999 .......................................... 37

Notes to Consolidated Financial Statements .................................. 39

Schedule II - Valuation and Qualifying Accounts ............................. 54



(a)(2) Supplementary Data

Not Applicable.

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of Multex.com, Inc.

      We have audited the accompanying consolidated balance sheets of Multex.com, Inc. (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Multex.com, Inc. as of December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                ERNST & YOUNG LLP

New York, New York
January 29, 2002

                                MULTEX.COM, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                              DECEMBER 31,
ASSETS                                                    2001           2000
                                                        --------       --------
Current assets:
  Cash and cash equivalents                             $ 40,771       $ 20,237
  Marketable securities                                    1,027         25,493
  Accounts receivable, less allowance of
    $2,795 in 2001 and $1,240 in 2000                     18,268         27,497
  Other current assets                                     4,208          6,542
                                                        --------       --------
Total current assets                                      64,274         79,769

Property and equipment, net                               38,236         37,909
Goodwill, net                                              6,100         33,704
Intangibles, net                                          15,795         17,649
Investments                                                4,236          4,468
Other                                                      6,245          1,022
                                                        --------       --------
Total assets                                            $134,886       $174,521
                                                        ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                      $  2,341       $  4,805
  Accrued expenses                                         5,963          9,852
  Deferred revenues                                        9,058         10,533
                                                        --------       --------
Total current liabilities                                 17,362         25,190

Long term liabilities:
  Deferred rent                                            3,251          3,119
  Other                                                        7             87
                                                        --------       --------
Total long term liabilities                                3,258          3,206

Stockholders' equity:
  Preferred stock - $.01 par value:
    Authorized - 5,000,000 shares; none issued
      and outstanding                                         --             --
  Common stock - $.01 par value:
    Authorized - 200,000,000 shares;  issued
      and outstanding  32,525,000 shares
        at December 31, 2001 and 31,741,000 at
        December 31, 2000                                    325            317
  Additional paid-in capital                             227,108        216,683
  Accumulated deficit                                   (104,071)       (61,336)
  Deferred equity consideration                           (8,920)        (9,671)
  Accumulated other comprehensive (loss) income             (176)           132
                                                        --------       --------
Total stockholders' equity                               114,266        146,125
                                                        --------       --------
Total liabilities and stockholders' equity              $134,886       $174,521
                                                        ========       ========


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                MULTEX.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    YEARS ENDED DECEMBER 31,
                                              ----------------------------------
                                                  2001        2000         1999
                                              --------     -------     --------
Gross revenues                                $ 96,615     $85,942     $ 40,850
Performance-based warrants                      (2,915)         --           --
                                              --------     -------     --------
Net revenues                                    93,700      85,942       40,850

Cost of revenues                                25,174      17,839       10,569
                                              --------     -------     --------
Gross profit                                    68,526      68,103       30,281

Operating expenses:
  Sales and marketing                           25,921      26,017       26,379
  Research and development                       8,003      10,149        6,301
  General and administrative                    32,065      25,000       14,403
  Depreciation and amortization                 17,867      11,163        4,011
  Impairment and restructuring charges          27,387          --           --
                                              --------     -------     --------
Total operating expenses                       111,243      72,329       51,094

Loss from operations                           (42,717)     (4,226)     (20,813)

Other income (expense):
  Interest income                                1,761       3,214        2,359
  Interest expense                                 (51)        (88)        (114)
  Equity in loss from unconsolidated
    business                                      (930)         --           --
  Other                                           (130)         --       (5,713)
                                              --------     -------     --------
Loss from continuing operations
   before income taxes                         (42,067)     (1,100)     (24,281)
Income tax expense                                 668          95        1,030
                                              --------     -------     --------
Loss from continuing operations                (42,735)     (1,195)     (25,311)

Discontinued operations:
  Income from discontinued operations,
    net of taxes                                    --          --          106
  Gain on sale of discontinued operations,
    net of taxes                                    --          --          226
                                              --------     -------     --------
                                                    --          --          332

Net loss                                       (42,735)     (1,195)     (24,979)
Redeemable preferred stock dividends                --          --        1,188
                                              --------     -------     --------
Net loss attributable to common stockholders  $(42,735)    $(1,195)    $(26,167)
                                              ========     =======     ========

Earnings (loss) per common share - basic
  and diluted:
  Continuing operations, net of redeemable
    preferred Stock dividends                   $ (1.33)    $ (0.04)    $ (1.17)
  Discontinued operations                            --          --        0.01
                                                -------     -------     -------
  Net loss                                      $ (1.33)    $ (0.04)    $ (1.15)
                                                =======     =======     =======

Number of shares used in computing basic
  and diluted loss per share                     32,162      30,260      22,688
                                                =======     =======     =======

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                MULTEX.COM, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                                                                         ACCUMULATED
                                         COMMON STOCK         ADDITIONAL                                    OTHER
                                    ----------------------     PAID-IN     ACCUMULATED     DEFERRED     COMPREHENSIVE
                                      SHARES      AMOUNT       CAPITAL       DEFICIT     COMPENSATION   INCOME (LOSS)     TOTAL
                                    ---------    ---------    ---------     ---------     ---------     -------------   ---------
Balance at
  December 31, 1998 ............        8,043    $      80    $   2,039     $ (34,766)    $  (1,460)      $     (16)    $ (34,123)
                                                                                                                         ---------
Net loss .......................           --           --           --       (24,979)           --              --       (24,979)
Translation adjustment .........           --           --           --            --            --               1             1
Unrealized loss on
  marketable securities ........           --           --           --            --            --             (49)          (49)
                                                                                                                         ---------
Comprehensive loss .............           --           --           --            --            --              --       (25,027)
                                                                                                                         ---------
Redeemable preferred
  stock dividend ...............           --           --       (1,188)           --            --              --        (1,188)
Conversion of redeemable
  preferred stock to
  common stock .................       14,861          149       60,912            --            --              --        61,061
Issuance of common stock,
  net of offering costs ........        3,284           33       41,604            --            --              --        41,637
Exercise of options ............          945            9        3,508            --            --              --         3,517
Amortization of deferred
  compensation relating
  to stock options .............           --           --           --            --           480              --           480
Compensation related to
  acceleration of option
  vesting ......................           --           --          161            --            --              --           161
Issuance of common stock
  from the employee stock
  purchase plan ................           47            1          572            --            --              --           573
Issuance of warrants ...........           --           --        1,956            --        (1,456)             --           500
Amortization of warrants .......           --           --           --            --             5              --             5
Accumulated deficit
  adjustment ...................           --           --           --          (396)           --              --          (396)
                                    ---------    ---------    ---------     ---------     ---------       ---------     ---------

Balance at December 31, 1999 ...       27,180          272      109,564       (60,141)       (2,431)            (64)       47,200
                                                                                                                         ---------
Net loss .......................           --           --           --        (1,195)           --              --        (1,195)
Translation adjustment .........           --           --           --            --            --            (100)         (100)
Unrealized gain on
  marketable securities ........           --           --           --            --            --             296           296
                                                                                                                         ---------
Comprehensive loss .............           --           --           --            --            --              --          (999)
                                                                                                                         ---------
Issuance of common stock .......        3,412           34       85,404            --            --              --        85,438
Exercise of options ............          542            5        3,005            --            --              --         3,010
Amortization of deferred
  compensation relating
  to stock options .............           --           --           --            --           480              --           480
Issuance of common stock
  from the employee stock
  purchase plan ................          141            1        1,621            --            --              --         1,622
Exercise of warrants ...........          266            3           (3)           --            --              --            --
Issuance of warrants ...........           --           --        9,810            --        (9,810)             --            --
Amortization of warrants .......           --           --           --            --         2,090              --         2,090
Tax benefit from option
  exercises ....................           --           --        1,884            --            --              --         1,884
Purchase of software ...........          200            2        5,398            --            --              --         5,400
                                    ---------    ---------    ---------     ---------     ---------       ---------     ---------

Balance at December 31, 2000 ...       31,741          317      216,683       (61,336)       (9,671)            132       146,125
                                                                                                                         ---------
Net loss .......................           --           --           --       (42,735)           --              --       (42,735)
Translation adjustment .........           --           --           --            --            --              12            12
Unrealized loss on
  marketable securities ........           --           --           --            --            --            (320)         (320)
                                                                                                                         ---------
Comprehensive loss .............           --           --           --            --            --              --       (43,043)
                                                                                                                         ---------
Exercise of options ............          262            3        1,377            --            --              --         1,380
Issuance of common stock
  from the employee stock
  purchase plan ................          201            2        1,624            --            --              --         1,626
Issuance of common stock .......          274            2        1,234            --            --              --         1,236
Deferred compensation
  related to restricted
  stock ........................           --           --        3,845            --        (3,845)             --            --
Issuance of common stock
  relating to restricted
  stock ........................           47            1         (138)           --            --              --          (137)
Amortization of deferred
  compensation relating
  to stock options .............           --           --           --            --           469              --           469
Amortization of deferred
  compensation relating
  to restricted stock ..........           --           --           --            --         1,874              --         1,874
Issuance of warrants in
  connection with
  performance based
  contract .....................           --           --        2,915            --            --              --         2,915
Adjustment of
  compensation expense .........           --           --         (432)           --            --              --          (432)
Amortization of warrants .......           --           --           --            --         2,253              --         2,253
                                    ---------    ---------    ---------     ---------     ---------       ---------     ---------
Balance at
  December 31, 2001 ............       32,525    $     325    $ 227,108     $(104,071)    $  (8,920)      $    (176)    $ 114,266
                                    =========    =========    =========     =========     =========       =========     =========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                MULTEX.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         YEARS ENDED DECEMBER 31,
                                                                   -----------------------------------
                                                                     2001          2000         1999
                                                                   --------     ---------     --------
OPERATING ACTIVITIES
Net loss from continuing operations ...........................    $(42,735)     $ (1,195)    $(25,311)
  Adjustments to reconcile net loss from continuing
    operations to net cash used in operating activities:
    Amortization of equity consideration ......................       4,163         2,570          646
    Depreciation and amortization of property
      and equipment ...........................................      11,028         6,129        3,365
    Amortization of goodwill and intangibles ..................       4,586         2,924           --
    Amortization of issuance and financing costs ..............          --            --           13
    Performance- based warrant charges ........................       2,915            --           --
    Deferred income tax .......................................          --            --          191
    Deferred rent .............................................         132           688        2,012
    Bad debt expense ..........................................       2,589         1,057          901
    Accumulated deficit adjustment ............................          --            --         (396)
    Loss on sale of investment ................................         173            --           --
    Gain on sale of marketable securities .....................        (324)           --           --
    Impairment and restructure charges ........................      26,610            --           --
    Changes in operating assets and liabilities:
      Accounts receivable .....................................       6,640       (16,653)      (8,187)
      Other current assets ....................................         622          (283)      (2,700)
      Other assets ............................................        (251)       (3,820)      (1,283)
      Accounts payable ........................................      (2,832)       (2,426)       2,977
      Accrued expenses ........................................      (3,978)        3,293        3,179
      Deferred revenues .......................................      (1,475)        3,442        2,315
      Other liabilities .......................................          (3)          (50)         (28)
                                                                   --------      --------      -------
Net cash provided  (used) in operating activities
  from continuing operations ..................................       7,860        (4,324)     (22,306)

INVESTING ACTIVITIES
Purchases of marketable securities ............................     (35,016)     (101,595)     (41,957)
Proceeds from sale or maturities of marketable securities .....      59,486       109,426       28,895
Proceeds form sale of investment ..............................       1,045            --           --
Acquisition of companies, net of cash acquired ................          --       (20,268)          --
Purchases of property and equipment ...........................     (15,612)      (24,999)      (8,634)
                                                                   --------      --------      -------
Net cash provided (used) in investing activities ..............       9,903       (37,436)     (21,696)

FINANCING ACTIVITIES
Net proceeds from issuances of stock ..........................       2,869        56,233       45,727
Proceeds from issuance of warrants ............................          --            --          500
Repayment of long-term debt and capital leases ................        (110)         (224)        (624)
                                                                       ----          ----         ----
Net cash provided by financing activities .....................       2,759        56,009       45,603

DISCONTINUED ACTIVITIES
  Income from discontinued operations including gain on
    sale, net of taxes ........................................          --            --          106
  Adjustments to reconcile income from discontinued
    operations to net cash used in discontinued operations:
    Gain on sale of discontinued operations, net of taxes .....          --            --          225
                                                                   --------      --------      -------
Net cash provided by discontinued operations ..................          --            --          331

Effect of exchange rate changes on cash .......................          12          (101)           1
                                                                   --------      --------      -------
Increase in cash and cash equivalents .........................      20,534        14,148        1,933
Cash and cash equivalents, beginning of year ..................      20,237         6,089        4,156
                                                                   --------      --------      -------
Cash and cash equivalents, end of year ........................    $ 40,771      $ 20,237      $ 6,089
                                                                   ========      ========      =======

                                MULTEX.COM, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS-(CONTINUED)
                                 (IN THOUSANDS)

                                                     YEARS ENDED DECEMBER 31,
                                                 ------------------------------
                                                   2001        2000       1999
                                                 -------     -------    -------
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
Noncash investing and financing activity:
  Acquisition of fixed assets through
    capital leases ..........................         --          --    $   280
                                                                        =======
  Accrued purchases of fixed assets .........    $   368     $ 1,455    $   844
                                                 =======     =======    =======
  Issuance of restricted stock ..............    $ 3,845          --         --
                                                 =======
  Unrealized gain (loss) on marketable
    securities ..............................    $  (320)    $   296    $   (49)
                                                 =======     =======    =======
  Stock issued for acquisitions .............         --     $39,238         --
                                                             =======
  Stock issued to unconsolidated business ...    $ 1,236          --         --
                                                 =======
  Stock issued for exercise of warrants .....         --     $     3         --
                                                             =======
  Fair market value of warrants issued ......    $ 2,915     $ 9,810    $ 1,956
                                                 =======     =======    =======
  Noncash consideration received on sale
    of investment ...........................    $   250          --         --
                                                 =======
  Taxes paid ................................    $   423     $   227    $   419
                                                 =======     =======    =======
  Interest paid .............................    $    51     $    88    $    88
                                                 =======     =======    =======


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                MULTEX.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

1.     NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

       Multex.com, Inc. (the "Company" or "Multex") is a global provider of investment information and technology solutions to the financial services industry, including brokerage firms, professional money management firms, hedge funds, venture capital firms, mutual funds, investment banks, corporations, and individual investors. Headquartered in New York, the Company also has offices in Lake Success (New York), San Francisco, London, Edinburgh and Hong Kong.

BASIS OF PRESENTATION

       The Company's fiscal year ends on December 31. On September 23, 1999, the Company completed the acquisition of Market Guide Inc. ("Market Guide"), which was accounted for as a pooling of interests. The pooling of interests method of accounting requires the restatement of all periods as if the Company and Market Guide had always been combined. All prior year consolidated financial statements include the acquisition of Market Guide.

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

RECLASSIFICATIONS

       Certain reclassifications were made to the prior years' financial statements to conform with the current year presentation.

                                MULTEX.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)



1.     NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION

       The Company measures compensation expense related to the grant of stock options and stock-based awards to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, under which compensation expense, if any, is generally based on the difference between the exercise price of an option, or the amount paid for the award, and the market price or fair value of the underlying common stock at the date of the award. Stock-based compensation arrangements involving nonemployees are accounted for under SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, under which such arrangements are accounted for based on the fair value of the option or award. As required by SFAS No. 123, the Company discloses pro forma net loss per share information reflecting the effect of applying SFAS No. 123 fair value measurement to employee and director arrangements.

       In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, an Interpretation of APB No. 25, which became effective beginning July 1, 2000. The adoption of this new accounting standard did not have a significant effect on the Company's financial position or results of operations.

CONCENTRATION OF CREDIT RISK

       At December 31, 2001, substantially all cash and cash equivalents were held in seven financial institutions.

       The Company's customers are concentrated among institutional investors and financial professionals, including mutual fund managers, portfolio managers, brokers and their clients, as well as through third party redistributors. The Company derives most of its revenue from customers located within the United States. For the year ended December 31, 2001, the Company's non-US revenue and net loss was primarily from the United Kingdom and totaled approximately $14.0 million and $0.4 million, respectively.

       One customer accounted for approximately 11% of revenues for the year ended December 31, 2001 and approximately 18% of accounts receivable at December 31, 2001. The same customer accounted for approximately 13% and 10% of revenues for the year ended December 31, 2000 and 1999, and approximately 20% and 21% of accounts receivable at December 31, 2000 and 1999, respectively. The Company performs ongoing credit evaluations, generally does not require collateral and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends, and other information; to date, such losses have been within management's expectations.

DERIVATIVES AND HEDGING ACTIVITIES

       In 2000, the Company adopted SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, AS AMENDED. To date, the Company has not made use of the financial instruments covered by this statement and therefore there is no impact on its financial position or results of operations.

FOREIGN CURRENCY TRANSLATION

       The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, FOREIGN CURRENCY TRANSLATION. The functional currency of the Company's foreign operating units is the local currency in the country in which the unit operates. All assets and liabilities have been translated using the exchange rate in effect at the balance sheet date. Statement of operations amounts have been translated using the average exchange rate for the period. Adjustments resulting from such translation have been reported separately as a component of other comprehensive income in stockholders' equity.

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

MARKETABLE SECURITIES

       Marketable securities are classified as available for sale. Marketable securities consist of mutual funds, government securities, corporate notes and bonds, certificates of deposit and commercial paper. Marketable securities are carried at fair value, which approximates cost.

PROPERTY AND EQUIPMENT

       Property and equipment are stated at cost, and depreciation is computed using the straight-line method over the estimated useful life of the asset or the life of the lease, whichever is shorter, which ranges from two to five years.

CAPITALIZED SOFTWARE COSTS

       The Company capitalizes certain software development costs in accordance with the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use". Costs incurred during the application development stage of a project for the Company's own use are currently capitalized. Upon project completion the capitalized costs are amortized over its useful life, which is generally three years. For the year ended December 31, 2001, the Company capitalized software development costs totaling $2.9 million, which related to 12 projects. The costs primarily consist of payroll and related charges.

GOODWILL AND INTANGIBLES

       Goodwill is amortized using the straight-line method principally over 10 years. Acquired identifiable intangible assets consisting of customer lists, database content and database software are amortized using the straight-line method over estimated useful lives ranging from 5 to 10 years.

IMPAIRMENT OF LONG-LIVED ASSETS

       The Company continually reviews amortization periods and the carrying value of long-lived assets, including furniture and fixtures, property and equipment, goodwill and intangibles to determine whether there are any indications of reduction in useful lives or impairment losses. With respect to goodwill and intangibles, events that would cause the Company to conduct an impairment assessment include significant losses of customers, operating results of acquired businesses that continually failed to meet management's performance expectations, diminished marketability of acquired databases, or diminished utility of acquired technology. If, after conducting such assessment, indications of impairment are present in long-lived assets, the estimated future undiscounted cash flows associated with the corresponding assets would be compared to its carrying amounts to determine if a change in useful life or a write-down to fair value is necessary.

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

REVENUE RECOGNITION

       Pursuant to Staff Accounting Bulletin 101, the Company recognizes revenue when a signed contract exists, the fee is fixed and determinable, delivery has occurred, and collection of the resulting receivable is probable. For contracts with multiple elements (e.g., website development services, hosting services and computer equipment), the Company allocates revenue to each element of the contract based on objective evidence of the element's fair value.

       Revenues from subscriptions are recognized in equal installments over the term of the subscriptions. Non-subscription revenues from the MULTEXNET ON-DEMAND service are recognized upon sale. Revenues from sponsorships and advertising are recognized in equal installments over the term of the contract. Revenues from database licensing fees are recognized over the term of the contract. Revenues from professional services are recognized when the services are accepted by the client. Such services are primarily customization software services that allow the Company's services to interface and function with the customers' existing software platforms.

ADVERTISING

       The Company expenses the costs of advertising as incurred. Advertising expense for the years ended December 31, 2001, 2000, and 1999 was approximately $3.8 million, $6.4 million, and $15.3 million, respectively.

EARNINGS (LOSS) PER SHARE

       The Company calculates earnings per share in accordance with SFAS No. 128, EARNINGS PER SHARE, and SEC Staff Accounting Bulletin No. 98. Accordingly, basic earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock options (using the treasury stock method); common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

COMPREHENSIVE INCOME

       The Company follows the requirements of SFAS No. 130, REPORTING COMPREHENSIVE INCOME, for the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains or losses on the Company's available for sale securities and foreign currency translation adjustments to be included in other comprehensive income (loss).

RECENT ACCOUNTING PRONOUNCEMENTS

       In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 "Business Combinations" (SFAS No. 141) and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS No.142), effective for the fiscal years beginning after December 31, 2001. FAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Under FAS 142, goodwill and intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. The company will apply the new rules on accounting for goodwill and other intangible assets beginning January 1, 2002. Application of the non-amortization provisions of FAS 142

                                MULTEX.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


1.     NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

will result in a reduction of goodwill amortization of approximately $675,000, annually.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or the Disposal of Long-Lived Assets ("SFAS No. 144") which supercedes ("SFAS No. 121") Accounting for the Impairment of Long -Lived Assets and for Long-Lived Assets to be Disposed of." The provisions of this statement are effective for fiscal years beginning after December 15, 2001. The adoption of this new accounting pronouncement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

2.     MARKETABLE SECURITIES

       The cost, gross unrealized gains and losses and fair value of the investment securities available for sale are as follows (expressed in 000's):


                                             GROSS          GROSS
                                           UNREALIZED    UNREALIZED
DECEMBER 31, 2001                COST        GAINS         LOSSES     FAIR VALUE
----------------------------  ---------    ----------    ----------   ----------
Mutual funds................      1,100         --           (73)         1,027
                               --------      -----         -----       --------
                               $  1,100      $  --         $ (73)      $  1,027
                               ========      =====         =====       ========


                                             GROSS          GROSS
                              AMORTIZED    UNREALIZED    UNREALIZED
DECEMBER 31, 2000                COST        GAINS         LOSSES     FAIR VALUE
----------------------------  ---------    ----------    ----------   ----------
U.S. government notes
   and bonds................   $ 13,220      $ 214         $  --       $ 13,434
Corporate bonds and notes...      6,393         25            --          6,418
Commercial paper............      4,040         28            --          4,068
Euro dollar bonds...........        559         --            --            559
Mutual funds................      1,034         --           (20)         1,014
                               --------      -----         -----       --------
                               $ 25,246      $ 267         $ (20)      $ 25,493
                               ========      =====         =====       ========

       Realized gains upon redemption of marketable debt instruments are included in interest income.


3.     PROPERTY AND EQUIPMENT

       Property and equipment consist of the following (expressed in 000's):

                                                                 DECEMBER 31,
                                                            -------------------
                                                              2001        2000
                                                            -------     -------
       Computer and telecommunications equipment
         and related software.............................  $43,636     $37,104
       Furniture, fixtures and office equipment...........    5,207       3,149
       Leasehold improvements.............................   13,411      12,616
                                                            -------     -------
                                                             62,254      52,869

       Less accumulated depreciation and amortization.....   24,018      14,960
                                                            -------     -------
                                                            $38,236     $37,909
                                                            =======     =======

                                MULTEX.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


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

       Goodwill  and  other  identifiable   intangible  assets  consist  of  the
following (expressed in 000's):

                                                                DECEMBER 31,
                                                            -------------------
                                                              2001        2000
                                                            -------     -------
       Goodwill ..........................................  $ 6,775     $35,808
       Accumulated amortization ..........................     (675)     (2,104)
                                                            -------     -------
       Goodwill, net .....................................  $ 6,100     $33,704
                                                            =======     ========

       Database technology ...............................  $11,677     $11,677
       Database content ..................................    6,100       6,114
       Customer lists ....................................      675         678
       Accumulated amortization ..........................   (2,657)       (820)
                                                            -------     -------
       Other intangibles, net ............................  $15,795     $17,649
                                                            =======     ========

Amortization expense for goodwill and intangibles was $4.6 million for the year ended December 31, 2001 and $2.9 million for the year ended December 31, 2000. In addition, goodwill was reduced by approximately $25.4 million in 2001 as a result of impairment charges.

Beginning in 2002, the Company will adopt SFAS No. 141 and will no longer amortize goodwill. Goodwill and intangibles will be reviewed for impairment on a periodic basis.

5.     ACQUISITIONS

BARRA GLOBAL ESTIMATES

       On December 7, 2000, the Company acquired the BARRA Global Estimates business from BARRA, Inc. for approximately $12.5 million in cash. The BARRA Global Estimates business provides consensus and attributed estimates of financial performance metrics from more than 400 non-U.S. brokers covering over 11,000 companies in more than 60 countries. The acquisition has been accounted for by the purchase method of accounting and accordingly, the excess of the purchase price over the fair market value of the net assets acquired has been allocated to goodwill and identifiable intangibles. This acquisition did not meet the criteria for pro forma disclosure due to immateriality.

BUZZCOMPANY, INC.

       On May 10, 2000, the Company acquired all of the outstanding shares of BuzzCompany, Inc., a developer of next-generation e-community software and a provider of web application development services. The Company issued 1,058,000 shares of common stock, with a fair market value of $21.55 per share. The acquisition has been accounted for by the purchase method of accounting and accordingly, the excess of the purchase price over the fair market value of the net assets acquired has been allocated to goodwill and identifiable intangibles. On June 30, 2001, the Company exited the Buzz software product line, resulting in an impairment charge of approximately $10.3 million.

                                MULTEX.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)





5.     ACQUISITIONS (CONTINUED)

SAGE ONLINE, INC.

       On March 20, 2000, the Company acquired all of the outstanding shares of Sage Online, Inc., a provider of live events and interactive community for personal finance, including mutual fund and equity content, chat rooms, forums and message boards. The Company issued 354,000 shares of common stock, with a fair market value of $31.16 per share, and paid $6.0 million in cash. The acquisition has been accounted for by the purchase method of accounting and accordingly, the excess of the purchase price over the fair market value of the net assets acquired has been allocated to goodwill. On June 30, 2001, the Company exited the Sage Online business, resulting in an impairment charge of $15.3 million.

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

       Unaudited combined and separate results of the Company and Market Guide for the period from January 1, 1999 to September 23, 1999 were (expressed in 000's):

                                               MARKET      INTER-
                                   MULTEX       GUIDE     COMPANY    COMBINED
                                   ------      ------     -------    --------
  Revenues ...................    $ 19,235     $ 8,319     $(178)    $ 27,376
  Net loss ...................     (14,883)     (2,809)       --      (17,692)

6.     IMPAIRMENT AND RESTRUCTURING CHARGES

IMPAIRMENT

       During the quarter ended June 30, 2001, the Company recorded an impairment charge of $25.6 million relating to Sage Online and BuzzCompany.

SAGE ONLINE

       The Company decided to discontinue Sage Online, a provider of live events, chat rooms and message boards directed towards the individual investor. This was due to general economic conditions and a decline in demand for such services. As a result, the Company recorded a charge of $15.1 million to goodwill, representing the net balance of goodwill acquired, and a $0.2 million charge to property and equipment, representing the net balance of property and equipment acquired.

BUZZCOMPANY

       The Company decided to discontinue direct sales of BuzzCompany software, which provides collaboration solutions directed towards financial services providers. This was primarily due to a decline in demand of the software offered as a stand-alone product. The Company continues to integrate and bundle "Buzz" services into its existing products. As a result, the Company recorded a charge of $10.3 million to goodwill, representing the net balance of goodwill acquired. The intangible assets representing database technology and content have not been impaired.

                                MULTEX.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)



6.     IMPAIRMENT AND RESTRUCTURING CHARGES (CONTINUED)

RESTRUCTURING CHARGE

       During the quarter ended September 30, 2001, the Company recorded a restructuring charge of approximately $1.8 million. This charge primarily resulted from the Company's plan to reduce its cost structure to better match its current and anticipated revenue levels, and to refocus its sales and marketing campaigns. Components of this charge included (i) cash charges of approximately $0.8 million for involuntary termination and severance benefits for approximately 100 employees (ii) noncash charges of approximately $0.4 million for termination of marketing contracts, and (iii) noncash charges of $0.6 million for termination of an operating lease and related writedown of leasehold improvements at a New York City location.

7.     ACCRUED EXPENSES

       Accrued expenses consist of the following (expressed in 000's):

                                                           DECEMBER 31,
                                                         ----------------
                                                          2001      2000
                                                         ------    ------
       Payroll and related costs .....................   $1,795    $1,261
       Accrued vacation ..............................      265       265
       Accrued bonuses ...............................       56     3,668
       Royalties .....................................      629       833
       Professional fees .............................      541       653
       Due to BARRA acquisition ......................       --     1,124
       Taxes .........................................      447       188
       Other .........................................    2,230     1,860
                                                         ------    ------
                                                         $5,963    $9,852
                                                         ======    ======


8.     COMMITMENTS

OPERATING LEASES

       The Company has various lease agreements for offices. Lease terms generally range from five to ten years with options to renew at varying terms. The approximate future minimum annual rental payments under these operating leases are as follows (expressed in 000's):

      2002.....................................................    $4,611
      2003.....................................................     4,581
      2004.....................................................     4,558
      2005.....................................................     4,519
      2006.....................................................     3,022
      Thereafter...............................................     9,388
                                                                  -------
                                                                  $30,679
                                                                  =======


       Total rental expense for the years ended December 31, 2001, 2000 and 1999 was approximately $4.9 million, $3.6 million, and $1.8 million, respectively.

                                MULTEX.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)



9.     LONG-TERM DEBT

       On June 30, 2000, the Company entered into a $10.0 million Revolving Credit Facility (the "Facility") with a bank, which bears interest at an annual rate of prime plus one-half percent or LIBOR plus two and one-half percent. The Facility expires on July 1, 2002 and is secured by certain eligible accounts receivable. Under the Facility, the Company is required to maintain certain levels of net worth and other financial ratios.

       The availability of borrowings has been reduced by certain outstanding letters of credit. As of December 31, 2001, the Company had outstanding letters of credit issued in the amount of $1.5 million and $8.5 million remaining availability under the Facility.

10.    REDEEMABLE PREFERRED STOCK

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

11.    STOCKHOLDERS' EQUITY

COMMON STOCK

       In March 1999, the Company effected a 1-for-2 reverse stock split. All common share information included in the accompanying financial statements has been adjusted to reflect the one-for-two reverse stock split.

       On March 17, 1999, the Company commenced its initial public offering of common stock. The Company realized proceeds of approximately $41.6 million, net of underwriting discounts and commission and related expenses from the initial public offering of 3.45 million shares of its common stock, of which 3.3 million shares were issued and sold by the Company.

       During 1999, the Company issued 945,000 shares of its common stock for approximately $3.5 million in connection with the exercise of stock options and issued 47,000 shares of its common stock for approximately $573,000 in connection with the Company's employee stock purchase plan.

       During 2000, the Company issued 542,000 shares of its common stock for approximately $3.0 million in connection with the exercise of stock options and issued 141,000 shares of its common stock for approximately $1.6 million in connection with the Company's employee stock purchase plan.

       In July 2000, the Company issued 1.0 million shares of its common stock in a private placement for approximately $30.0 million.

       During 2001, the Company issued 262,000 shares of its common stock for approximately $1.4 million in connection with the exercise of stock options and issued 201,000 shares of its common stock for approximately $1.6 million in connection with the Company's employee stock purchase plan. In addition, the Company also issued 47,000 shares in connection with restricted stock grants to certain employees.

COMMON STOCK RESERVED FOR ISSUANCE

       At December 31, 2001, the Company has reserved approximately 12.9 million shares of its common stock for issuance in connection with shares issuable under the Company's stock option plan, employee stock purchase plan and warrant commitments.

                                MULTEX.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


11.    STOCKHOLDERS' EQUITY (CONTINUED)

PREFERRED STOCK

       In March 1999, the Company authorized the issuance of 5,000,000 shares of preferred stock, par value $0.01 per share.

12.    EMPLOYEE STOCK PURCHASE PLAN

       The Company maintains an Employee Stock Purchase Plan (the "ESPP"), which allows eligible employees to purchase shares of common stock of the Company through payroll deductions at 85% of the fair market value during specific purchase periods, as described in the ESPP. A total of 750,000 shares of common stock have been authorized for issuance under the ESPP. As of December 31, 2001, 366,000 shares are reserved for issuance under the ESPP. For the years ended December 31, 2001, 2000 and 1999, 201,000, 141,000, and 47,000 shares of common stock had been issued for total proceeds of $1.6 million, $1.6 million, and $573,000, respectively.

13.    STOCK OPTIONS

       In June 2000, the stockholders approved amendments to the Company's 1999 Stock Option Plan (the "Option Plan") to increase the number of shares of Common Stock available under such plan by an additional 3.5 million shares and to increase the number of shares by which the share reserve under the Option Plan will automatically increase on the first trading day in each calendar year from three percent (3%) of the shares of Common Stock outstanding on the last trading day of the immediately preceding calendar year to five percent (5%) of such outstanding shares, subject to a maximum annual increase of 900,000 shares.

       The Company established the Option Plan in March 1999. The Option Plan is a successor equity incentive program to the Company's 1993 Stock Incentive Plan, which terminated upon the Company's initial public offering of its common stock. All outstanding options under the 1993 Stock Incentive Plan have been transferred into the Option Plan. An aggregate of 12.1 million options to purchase shares of the Company's common stock have been authorized for issuance under the Option Plan.

       During the years ended December 31, 1998 and 1997, the difference between the estimated fair market value of the Company's common stock and the options' exercise price on the date of grant was determined to be approximately $873,000 and $1,077,000, respectively. This deferred compensation is being amortized for financial reporting purposes over the vesting period of the options and the amount recognized as expense during the years ended December 31, 2001, 2000 and 1999 amounted to approximately $37,000, $480,000, and $480,000, respectively. For the years ended December 31, 2001, 2000 and 1999, all options were issued at the fair market value of the Company's common stock on the date of grant.

                                MULTEX.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)



13.    STOCK OPTIONS (CONTINUED)

       The following transactions occurred with respect to stock options issued for the years ended December 31, 2001, 2000 and 1999:

                                                                    WEIGHTED-
                                                                     AVERAGE
                                                    NUMBER OF       EXERCISE
                                                     OPTIONS         PRICE
                                                    ----------      ------
       Outstanding December 31, 1998 ............    2,839,150      $ 2.59
       Granted during the year ..................    3,002,450       16.64
       Cancelled during the year ................     (237,000)       6.68
       Exercised during the year ................     (819,752)       3.51
                                                    ----------      ------
       Outstanding December 31, 1999 ............    4,784,848       11.04
       Granted during the year ..................    5,030,326       15.91
       Cancelled during the year ................     (691,056)      14.02
       Exercised during the year ................     (541,590)       5.56
                                                    ----------      ------
       Outstanding December 31, 2000 ............    8,582,528        8.27
       Granted during the year ..................    3,785,747        4.54
       Cancelled during the year ................   (1,723,115)      15.71
       Exercised during the year ................     (262,242)       5.26
                                                    ----------      ------
       Outstanding December 31, 2001 ............   10,382,918       10.83
                                                    ----------      ------

       The following table summarizes information concerning outstanding options at December 31, 2001:

                OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
-------------------------------------------------------  ----------------------
                                             WEIGHTED
                                 WEIGHTED     AVERAGE
  EXERCISE         NUMBER OF     AVERAGE     REMAINING    NUMBER OF     WEIGHTED
    PRICE           OPTIONS      EXERCISE   CONTRACTUAL    OPTIONS       AVERAGE
    RANGE         OUTSTANDING     PRICE        LIFE      EXERCISABLE      PRICE
-------------     -----------    --------   -----------  -----------    -------
$ 0.01 - 0.01          4,337      $0.01         7.8           3,307       $0.01
  0.02 - 0.02          5,125       0.02         3.9           5,125        0.02
  0.10 - 0.10          1,685       0.10         6.1             969        0.10
  0.50 - 0.55        709,726       0.53         5.4         699,351        0.53
  0.77 - 1.15          6,122       0.91         6.8           3,322        0.88
  2.07 - 3.00      2,184,400       2.08         9.3         121,650        2.28
  4.50 - 6.00      1,059,875       4.85         8.4         487,374        5.10
 7.50 - 10.44      1,157,526       9.01         8.2         416,587        8.79
12.00 - 17.88      4,434,247      15.54         8.1       1,572,248       15.47
18.94 - 27.56        288,125      23.76         4.5         230,625       23.49
28.56 - 34.56        531,750      30.49         8.0         210,875       30.20
                  ----------                              ---------
                  10,382,918      10.83         8.1       3,751,433       11.44
                  ==========                              =========

       Options outstanding under the Plan primarily vest in four equal annual installments commencing on the first anniversary of the grant and expire ten years after the date of grant.

                                MULTEX.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


13.    STOCK OPTIONS (CONTINUED)

       Pro forma information regarding net loss and net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The weighted average fair value of options granted during the years ended December 31, 2001, 2000 and 1999 was $4.16, $11.47, and $12.87, respectively.
The fair value of the options was estimated at date of grant using a Black-Scholes option pricing model with the following assumptions:


                     ASSUMPTIONS                    2001       2000       1999
                     -----------                  -------    -------    -------
       Volatility factor of the expected market
         price of the Company's common stock ...     1.09      0.980      1.172
       Average risk-free interest rate .........     3.93%      6.35%      5.63%
       Dividend yield ..........................      0.0%       0.0%       0.0%
       Average life ............................  4 years    4 years    4 years

       The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

       The Company's pro forma information is as follows (expressed in 000's, except per share amounts):

                                                   2001       2000       1999
                                                 --------   --------   --------
       Pro forma net loss available to
         common Stockholders ................... $(61,963)  $(18,269)  $(33,414)
       Pro forma basic and diluted
         loss per share ........................ $  (1.93)  $  (0.60)  $  (1.47)

14.    PENSION PLAN

       The Company established a defined contribution plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code. All employees of the Company are eligible to participate in the 401(k) Plan upon hire. Participants may contribute up to 20% of their eligible earnings, as defined. The Company may decide to make an additional contribution to the 401(k) Plan on behalf of the 401(k) Plan participants. No additional contributions have been made by the Company for the years ended December 31, 2001, 2000 and 1999.

15.    INCOME TAXES

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

                                MULTEX.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)



15.    INCOME TAXES (CONTINUED)

       Significant components of the Company's deferred tax assets (liabilities) are as follows (expressed in 000's):

                                                         DECEMBER 31,
                                                     -------------------
                                                       2001        2000
                                                     -------     -------
       Net operating loss carryforward ...........   $28,458     $23,047
       Research and development credits ..........     2,260       1,593
       Depreciation and amortization .............     2,694       1,894
       Deferred revenue ..........................     3,430       4,740
       Sales incentives ..........................     3,266         941
       Deferred rent .............................       950       1,403
       Other .....................................     2,604       1,099
       Acquired intangibles ......................    (7,152)     (7,942)
                                                     -------     -------
                                                      36,510      26,775
       Valuation allowance .......................   (34,626)    (24,891)
                                                     -------     -------
                                                     $ 1,884     $ 1,884
                                                     =======     =======

       In assessing the realization of deferred tax assets, management considers whether it is more likely than not that such benefit will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. For the year ended December 31, 2000, management reversed approximately $1.9 million of the deferred tax asset valuation allowance due to projected taxable income for the year ended December 31, 2001. Management expects taxable income for the year ended December 31, 2002. Therefore, the $1.9 million deferred tax asset was not reversed.

       At December 31, 2001, the Company had net operating loss carryforwards of approximately $63.2 million and research and development credits of approximately $2.3 million for income tax purposes that expire in 2009 through 2021. The utilization with regard to timing and amount of the Company's net operating loss carryforwards may be limited due to changes in the Company's ownership pursuant to Section 382 of the Internal Revenue Code.

       The provision for income taxes from continuing operations consists of the following (expressed in 000's):

                                                      YEARS ENDED DECEMBER 31,
                                                     --------------------------
                                                     2001      2000        1999
                                                     ----     ------       ----
       Current .................................     $668     $1,979     $  839
       Deferred ................................       --     (1,884)       191
                                                     ----     ------        ---
                                                     $668     $   95     $1,030
                                                     ====     ======     =======

       The reconciliation of income taxes computed at the U.S. Federal statutory rate to income tax expense is as follows (expressed in 000's):

                                                    YEARS ENDED DECEMBER 31,
                                                 ------------------------------
                                                   2001       2000       1999
                                                 --------    -------    -------

       Tax at U.S. statutory rate of 34% ....... $(14,530)     $(374)   $(8,255)
       U.S. losses without benefit .............    7,355         --      8,724
       Foreign losses with no U.S. benefit .....        5        479         --
       Expenses not deductible for U.S. ........
         tax purposes ..........................    6,236        771         --
       Change in valuation allowance ...........       --     (1,425)        --
       State taxes .............................      275        734        370
       Other ...................................    1,327        (90)       191
                                                 --------    -------    -------
                                                 $    668    $    95    $ 1,030
                                                 ========    =======    =======

                                MULTEX.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


16.    EARNINGS PER SHARE

       The following table sets forth the computation of basic and diluted earnings per share (expressed in 000's, except per share amounts):

                                                  YEARS ENDED DECEMBER 31,
                                             ----------------------------------
                                               2001         2000         1999
                                             --------     --------     --------
Numerator:
  Net loss ................................  $(42,735)    $ (1,195)    $(24,979)
Redeemable preferred stock dividends ......        --           --        1,188
                                             --------     --------     --------
Numerator for basic and diluted loss
  per share--net loss attributable
  to common stockholders ..................  $(42,735)    $ (1,195)    $(26,167)
                                             ========     ========     ========
Denominator:
  Denominator for basic and dilutive
    loss per share--weighted
    average shares ........................    32,162       30,260       22,688
                                             ========     ========     ========
Basic and diluted loss per share ..........  $  (1.33)    $  (0.04)    $  (1.15)
                                             ========     ========     ========


     The following securities have been excluded from the dilutive per share computation as they are antidilutive (expressed in 000's):

                                                      AT DECEMBER 31,
                                             ----------------------------------
                                               2001         2000         1999
                                             --------     --------     --------
Stock options .............................    10,383        8,583        4,785
Warrants ..................................     1,319          850          418

17.    DISCONTINUED OPERATIONS

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

18.    MERRILL LYNCH

       In December 1999, the Company entered into a multi-year partnership with Merrill Lynch to co-develop global research and information Web sites for clients of Merrill Lynch's institutional e-commerce portal. As part of this strategic partnership, the Company amended its Electronic Distribution Services Agreement with Merrill Lynch (the "EDS Amendment"). Pursuant to the EDS Amendment, the Company:

(i) On December 22, 1999, sold for a purchase price of $400,000, a warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $20 per share. The Company valued this warrant and

                                MULTEX.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


18.    MERRILL LYNCH (CONTINUED)

       recorded a deferred charge of $1,856,000 using the Black Scholes valuation model. This charge is being amortized over the term of the EDS Amendment.

(ii) On December 22, 1999, sold for a purchase price of $100,000, warrants to purchase 1,500,000 shares of the Company's common stock at an exercise price of $20 per share. The warrants vest based on certain performance and renewal criteria described in the EDS Amendment and will be accounted for at their fair market value on the date when the performance is complete.

(iii) On February 1, 2000, issued 1,000,000 shares of the Company's common stock to Merrill Lynch at a purchase price of $21.60 per share.

(iv) On February 1, 2000, issued vested warrants to purchase 750,000 shares of the Company's common stock with an exercise price of $50 per share. The Company has recorded a deferred charge equal to the fair value of the warrants on February 1, 2000. The Company valued these warrants, using the Black Scholes valuation model, at $9.8 million. These charges are being amortized over the term of the EDS Amendment.

(v) On February 1, 2000, purchased technology from Merrill Lynch for $500,000 and 200,000 shares of the Company's common stock. The purchase price of the technology is being amortized over the term of the EDS Amendment.

       In connection with the EDS Amendment, the Company recorded amortization expense for the deferred charges of $2.3 million and recorded performance related warrant charges of $2.9 million for the year ended December 31, 2001. For the year ended December 31, 2000, the Company recorded amortization expense for deferred charges of $2.1 million.

19.    THE MARKETS.COM LLC

       In July 2001, the Company completed its equity participation agreement with TheMarkets.com LLC ("TheMarkets.com"), a portal for investment institutions established by a consortium of global brokerage and investment banking firms. The Company issued 274,130 shares of its common stock to TheMarkets.com in exchange for a membership interest of approximately 6%. In addition, in accordance with a previously executed services agreement, the Company provides development, hosting and content services to the TheMarkets.com. The Company has accounted for its investment in the TheMarkets.com under the equity method of accounting. The Company paid TheMarkets.com a subscription fee of $930,000 for the year ended December 31, 2001. As of December 31, 2001, the Company's investment in TheMarkets.com had a carrying value of $1,236,000. Under certain circumstances, the Company may be obligated to provide additional funds to TheMarkets.com in future years.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                           BALANCE AT    CHARGED TO   CHARGED TO                   BALANCE
                                            BEGINNING     COSTS AND      OTHER                     AT END
                                            OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS     OF PERIOD
                                           ----------    ----------   ----------   ----------     ---------
For the Year  Ended December 31, 2001
Allowance for doubtful accounts .........    $ 1,240      $ 2,589          --      $(1,034)(a)     $ 2,795
For the Year Ended December 31, 2000
Allowance for doubtful accounts .........    $   423      $ 1,057          --      $  (240)(a)     $ 1,240
For the Year Ended December 31, 1999
Allowance for doubtful accounts .........    $   172      $   901          --      $  (650)(a)     $   423

(a) Uncollectible accounts written off, net of recoveries.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company will furnish to the Securities and Exchange Commission a definitive Proxy Statement (the "Proxy Statement") not later than 120 days after the end of the fiscal year ended December 31, 2001. The information required by this item is incorporated herein by reference to the Proxy Statement.

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

                  Reference is made to the index of consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

         2.       FINANCIAL STATEMENT SCHEDULES

                  Schedule II - Valuation and Qualifying Accounts.

                  All other schedules are omitted because they are not required, not applicable or the required information is contained elsewhere.

         3.       EXHIBITS

                  The Index to Exhibits in paragraph (c) below is incorporated herein by reference.

(b)      REPORTS ON FORM 8-K

         None.

(c)      EXHIBITS

Index to Exhibits

3.1 Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Registrant's Annual Report on Form 10-K as filed April 2, 2001).

3.2 Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of Registrant's Annual Report on Form 10-K as filed April 2, 2001).

3.3 Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 of Registrant's Annual Report on Form 10-K as filed April 2, 2001).

4.1      Specimen common stock certificate (incorporated by reference to Exhibit
         4.1 of Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-70693)).

4.2 See Exhibits 3.1, 3.2 and 3.3 for further provisions defining the rights of holders of common stock of the Registrant.

10.1 Multex.com, Inc. 1999 Stock Option Plan, as amended and restated as of June 29, 2000 (incorporated by reference to Exhibit 99.1 of Registrant's Registration Statement on Form S-8 (Registration No. 333-45998)). (*)

10.2 Form of Written Compensation Agreement between Multex.com, Inc. and Christopher Feeney (incorporated by reference to Exhibit 99.4 of our Registration Statement on Form S-8 (Registration No. 333-45998)). (*)

21.1     Subsidiaries of the Registrant.

23.1     Consent of Ernst & Young LLP.

       * Management contract or compensatory plan or arrangement.

(d)      FINANCIAL STATEMENT SCHEDULES

See Item 14(a) 2 above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Multex.com, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on this 29th day of March, 2002.

                                              MULTEX.COM, INC.

                                              By:   /s/ Isaak Karaev
                                                  ------------------------------
                                                     Isaak Karaev
                                                     Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Multex.com, Inc. and in the capacities indicated as of March 29, 2002.

                        By:   /s/ Isaak Karaev
                            ----------------------------------------------------
                               Isaak Karaev
                               Chairman of the Board of Directors and
                               Chief Executive Officer
                               (Principal Executive Officer)

                        By:   /s/ Jeffrey S. Geisenheimer
                            ----------------------------------------------------
                               Jeffrey S. Geisenheimer
                               Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)

                        By:   /s/ Homi M. Byramji
                            ----------------------------------------------------
                               Homi M. Byramji
                               Senior Vice President and Director

                        By:   /s/ I. Robert Greene
                            ----------------------------------------------------
                               I. Robert Greene
                               Director

                        By:   /s/ Lennert J. Leader
                            ---------------------------------------------------
                               Lennert J. Leader
                               Director

                        By:   /s/ John Tugwell
                            ----------------------------------------------------
                               John Tugwell
                               Director

                        By:   /s/ Devin N. Wenig
                            ----------------------------------------------------
                               Devin N. Wenig
                               Director