Form 10-Q
period 2002-03-31
MULTEX COM INC
filed 2002-05-14
CIK 1061310

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934



                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

                          100 WILLIAM STREET, 7TH FLOOR
                            NEW YORK, NEW YORK 10038
                                 (212) 607-2400
             ------------------------------------------------------
                   (Address, including zip code, and telephone
                  number, including area code, of registrant's
                          principal executive offices)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes |X|                                     No |_|


As of May 10, 2002, there were 32,669,143 shares of the registrant's common stock outstanding.

================================================================================

                          QUARTERLY REPORT ON FORM 10-Q
                        MULTEX.COM, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS


                                                                           PAGE
                                                                          NUMBER

PART I.  FINANCIAL INFORMATION.................................................3

       ITEM 1:  FINANCIAL STATEMENTS (Unaudited):..............................3

                Condensed Consolidated Balance Sheets as of
                March 31, 2002 and December 31, 2001...........................3

                Condensed Consolidated Statements of Operations
                 for the three months ended March 31, 2002 and 2001............4

                Condensed Consolidated Statements of Cash Flows
                for the three months ended March 31, 2002 and 2001.............5

                Notes to Condensed Consolidated Financial Statements
                March 31, 2002.................................................6

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................8

PART II.  OTHER INFORMATION...................................................17

       ITEM 1.  LEGAL PROCEEDINGS.............................................17

       ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.....................17

       ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...............................17

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........17

       ITEM 5.  OTHER INFORMATION.............................................17

       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..............................17

       ITEM 7.  SIGNATURES....................................................18

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        MULTEX.COM, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                       MARCH 31,    DECEMBER 31,
                                                         2002           2001
                                                      ----------     ----------
ASSETS                                               (unaudited)      (audited)
Current assets:
  Cash and cash equivalents                           $   35,597     $   40,771
  Marketable securities                                    6,157          1,027
  Accounts receivable, net                                18,954         18,268
  Other current assets                                     5,236          4,208
                                                      ----------     ----------
Total current assets                                      65,944         64,274

Property and equipment, net                               37,264         38,236
Goodwill, net                                              5,966          6,100
Intangibles, net                                          15,185         15,795
Investments                                                4,236          4,236
Other                                                      5,957          6,245
                                                      ----------     ----------
Total assets                                          $  134,552     $  134,886
                                                      ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $    3,993     $    2,341
  Accrued expenses                                         6,072          5,970
  Deferred revenues                                        8,693          9,058
                                                      ----------     ----------
Total current liabilities                                 18,758         17,369

Long term liabilities:
  Deferred rent                                            3,040          3,251
                                                      ----------     ----------
Total long term liabilities                                3,040          3,251

Stockholders' equity:
  Preferred stock - $.01 par value:
    Authorized - 5,000,000 shares;
    none issued and outstanding                               --             --
  Common stock - $.01 par value:
    Authorized - 200,000,000 shares;
    issued and outstanding 32,560,000 shares
    at March 31, 2002 and 32,525,000 at
    December 31, 2001                                        326            325
  Additional paid-in capital                             226,934        227,108
  Accumulated deficit                                   (106,102)      (104,071)
  Deferred equity consideration                           (7,850)        (8,920)
  Accumulated other comprehensive (loss) income             (554)          (176)
                                                      ----------     ----------
Total stockholders' equity                               112,754        114,266
                                                      ----------     ----------
Total liabilities and stockholders' equity            $  134,552     $  134,886
                                                      ==========     ==========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                        MULTEX.COM, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                           THREE MONTHS ENDED
                                                         MARCH 31,     MARCH 31,
                                                           2002          2001
                                                         --------      --------
Gross revenues                                           $ 22,568      $ 29,504
Performance-based warrants                                     --            --
                                                         --------      --------
Net revenues                                               22,568        29,504

Cost of revenues                                            5,827         5,713
                                                         --------      --------
Gross profit                                               16,741        23,791

Operating expenses:
   Sales and marketing                                      5,532         6,716
   Research and development                                 1,486         2,606
   General and administrative                               7,193         8,178
   Depreciation and amortization                            4,536         3,752
                                                         --------      --------
Total operating expenses                                   18,747        21,252

Income (loss) from operations                              (2,006)        2,539

Other income (expense):
   Interest income                                            264           581
   Interest expense                                           (13)          (15)
   Equity in loss from unconsolidated business               (186)           --
                                                         --------      --------
Income (loss) before income taxes                          (1,941)        3,105
Income tax expense                                             90            90
                                                         --------      --------
Net income (loss)                                        $ (2,031)     $  3,015
                                                         ========      ========

Basic and diluted net income (loss) per share            $  (0.06)     $   0.09
                                                         ========      ========
Number of shares used in:
   Basic income (loss) per share                           32,553        31,831
                                                         ========      ========
   Diluted income (loss) per share                         32,553        34,291
                                                         ========      ========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                        MULTEX.COM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (UNAUDITED; IN THOUSANDS)

                                                            THREE MONTHS ENDED
                                                          ---------------------
                                                          MARCH 31,    MARCH 31,
                                                            2002         2001
                                                          --------     --------
OPERATING ACTIVITIES
Net (loss) income .....................................   $ (2,031)    $  3,015
  Adjustments to reconcile net income (loss) from
    continuing operations to net cash provided by
    operating activities:
    Amortization of equity consideration ..............      1,070          997
    Depreciation and amortization of property
      and equipment ...................................      3,224        1,854
    Amortization of goodwill and intangibles ..........        748        1,357
    Deferred rent .....................................       (211)         196
    Bad debt expense ..................................        387          385
    Changes in operating assets and liabilities:
      Accounts receivable .............................     (1,099)       2,426
      Other current assets ............................     (1,028)         326
      Other assets ....................................         16           22
      Accounts payable ................................        744       (2,768)
      Accrued expenses ................................        102       (4,334)
      Deferred revenues ...............................       (365)      (1,441)
                                                          --------     --------
Net cash provided by operating activities .............      1,557        2,035

INVESTING ACTIVITIES
Purchases of marketable securities ....................     (5,149)     (11,014)
Proceeds from sale or maturities of
  marketable securities ...............................         --       29,687
Purchases of property and equipment ...................     (1,463)      (3,492)
                                                          --------     --------
Net cash provided by (used) in investing activities ...     (6,612)      15,181

FINANCING ACTIVITIES
Proceeds  from issuances of stock .....................          3          911
Repayment of long-term debt and capital leases ........         --          (35)
                                                          --------     --------
Net cash provided  by financing activities ............          3          876

Effect of exchange rate changes on cash ...............       (122)          49
                                                          --------     --------
Increase (decrease) in cash and cash equivalents ......     (5,174)      18,141
Cash and cash equivalents, beginning of period ........     40,771       20,237
                                                          --------     --------
Cash and cash equivalents, end of period ..............   $ 35,597     $ 38,378
                                                          ========     ========
SUPPLEMENTAL DISCLOSURES OF FINANCIAL INFORMATION
  NONCASH INVESTING AND FINANCING ACTIVITY:

    Accrued purchase of fixed assets                      $    764     $  1,138
                                                          ========     ========
    Unrealized loss on marketable securities              $    (19)    $   (268)
                                                          ========     ========
    Issuance of restricted stock, net                     $   (176)    $  3,897
                                                          ========     ========
    Taxes paid                                            $     77     $     46
                                                          ========     ========
    Interest paid                                         $      2     $     15
                                                          ========     ========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2002


NOTE 1 -- THE COMPANY AND BASIS OF PRESENTATION

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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The disclosure of segment information was not required as the Company operates in only one business segment.

     The condensed consolidated balance sheet at December 31, 2001 has been derived from audited financial statements but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

     The interim financial information contained herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K.

     In  order  to  conform  to  the  current   period   presentation,   certain
reclassifications were made to the 2001 financial statements.

NOTE 2 -- USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's significant estimates include the useful lives and valuations of fixed assets and certain intangible assets, the accounts receivable allowance for doubtful accounts and the income tax valuation allowance.

NOTE 3 -- STOCKHOLDERS' EQUITY

     During the three months ended March 31, 2002, the Company issued approximately 5,000 shares of its common stock in connection with the exercise of stock options to employees and approximately 41,000 shares of its common stock in connection with grants of restricted stock.

NOTE 4 -- EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                            --------------------
                                                              2002        2001
                                                            --------     -------
Numerator:

  Numerator for basic and diluted net income (loss)
    per share - net income (loss) available for
    common stockholders                                     $ (2,031)    $ 3,015
                                                            ========     =======

Denominator:

  Denominator for basic net income (loss)
    per share - weighted average shares                       32,553      31,831
  Assumed conversion of outstanding stock options
    and warrants                                                  --       2,460
                                                            --------     -------
  Denominator for diluted net income (loss)
    per share - weighted average shares                       32,553      34,291
                                                            --------     -------
  Basic and diluted net income (loss) per share             $  (0.06)    $  0.09
                                                            ========     =======

NOTE 5 -- COMPREHENSIVE INCOME (LOSS)

     Total comprehensive loss was $2.4 million and total comprehensive income was $2.8 million for the three months ended March 31, 2002 and March 31, 2001, respectively.

NOTE 6 -- ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets ("FAS 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives.

     The Company adopted the FAS 142 rules of accounting for goodwill and other intangible assets in the first quarter of 2002. Application of the non-amortization provisions of FAS No. 142 decreased amortization expense in the first quarter of 2002 by approximately $170,000 compared to the first quarter of 2001 and is expected to result in an annual decrease in amortization expense of approximately $680,000 ($0.02 per share) for the year 2002 compared to the year 2001. During the second quarter of 2002 the Company will perform the required impairment tests of goodwill and other intangible assets. The Company has not yet determined what the effect of these tests will be on its earnings and financial position.

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

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2002 COMPARED TO QUARTER ENDED MARCH 31, 2001

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

Gross revenues decreased 23.5% to $22.6 million for the quarter ended March 31, 2002 from $29.5 million for the quarter ended March 31, 2001. All of the Company's product lines were negatively affected by the continued weakness in the global financial markets. On a sequential basis, revenues increased by approximately $300,000 compared to the fourth quarter of 2001.

MultexEXPRESS revenue decreased 24% to $8.7 million for the quarter ended March 31, 2002 from $11.4 million for the quarter ended March 31, 2001. The decrease in revenue is primarily a result of reduced technology spending by many of the Company's customers. On a sequential basis, MultexExpress revenues increased 5% compared to the fourth quarter of 2001.

MultexNET sales decreased 9% to $6.2 million for the quarter ended March 31, 2002 from $6.8 million for the quarter ended March 31, 2001. The decrease in MultexNET sales was primarily attributable to a decline in Multex OnDemand report sales, partially offset by an increase in new MultexNET subscriptions. The decrease in OnDemand revenue was due to a decline in investment banking activity and general uncertainty in the global financial markets. The increase in MultexNET subscription revenues reflected the introduction of MultexIR in October 2001 and continued acceptance of new enhancements added to the MultexNET product lines such as NetScreen Pro, Earnings Estimates and Street Fusion. On a sequential basis, MultexNET revenues increased 6% compared to the fourth quarter of 2001.

Multex Investor revenues declined 43% to $2.9 million for the quarter ended March 31, 2002 from $4.9 million for the quarter ended March 31, 2001. This decline reflects lower advertising and sponsorship revenues, offset in part by an increase in pay-per-view revenues. On a sequential basis, Multex Investor revenues decreased 3% compared to the fourth quarter of 2001.

Market Guide revenues decreased 23% to $4.8 million for the quarter ended March 31, 2002 from $6.3 million for the quarter ended March 31, 2001. The decrease in revenues was primarily due to an increase in customer bankruptcies and customer defaults.

For the quarters ended March 31, 2002 and March 31, 2001 the Company did not record any performance-based warrant charges with Merrill Lynch. These charges will be recorded in the periods in which the warrants are earned.

Cost of Revenues

Cost of revenues consist primarily of fees payable to distributors of MultexNET and Multex OnDemand, royalties payable to the authors of investment research and content, internal and external development costs incurred for MultexEXPRESS customers, research department costs related to the collection and processing of financial data and global earnings estimates, and data communications costs.

Cost of revenues increased 2.0% to $5.8 million for the quarter ended March 31, 2002 from $5.7 million for the quarter ended March 31, 2001. As a percentage of gross revenues, cost of revenues increased to 25.8% for the quarter ended March 31, 2002 from 19.4% for the quarter ended March 31, 2001. The increase in cost of revenues was primarily due to the addition of new data feeds used in the Company's products. On a sequential basis, cost of revenues declined 1%, reflecting lower telecommunication charges and compensation expenses.

Operating Expenses

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions, advertising, public relations, tradeshow expenses and costs of marketing materials. Sales and marketing expenses decreased 17.6% to $5.5 million for the quarter ended March 31, 2002 from $6.7 million for the quarter ended March 31, 2001. As a percentage of gross revenues, sales and marketing expenses increased to 24.5% for the quarter ended March 31, 2002 from 22.8% for the quarter ended March 31, 2001. The decrease in sales and marketing expenses was primarily due to lower advertising and marketing expenditures and lower commissions resulting from a decrease in sales.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and benefits. Research and development expenses decreased 43.0% to $1.5 million for the quarter ended March 31, 2002 from $2.6 million for the quarter ended March 31, 2001. As a percentage of gross revenues, research and development expenses decreased to 6.6% for the quarter ended March 31, 2002 from 8.8% for the quarter ended March 31, 2001. The decrease in research and development expenses in dollar terms was primarily attributable to a decline in the number of developers on staff and an increase in the number of capitalized internally developed software projects.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and benefits, fees for professional services and consultants, facility expenses, overhead, and office supplies and expenses. General and administrative expenses decreased 12.0% to $7.2 million for the quarter ended March 31, 2002 from $8.2 million for the quarter ended March 31, 2001. As a percentage of gross revenues, general and administrative expenses increased to 31.9% for the quarter ended March 31, 2002 from 27.7% for the quarter ended March 31, 2001. The decrease, in aggregate dollars, in general and administrative expenses reflects lower compensation costs, professional fees and office expenses.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses consist primarily of depreciation related to fixed assets, computer equipment and software, and leasehold improvements, and amortization related to recently acquired companies and the cost of warrants issued to Merrill Lynch & Co., Inc. Depreciation and amortization for the quarter ended March 31, 2002 increased 20.9% to $4.5 million, compared to $3.8 million for the quarter ended March 31, 2001. This increase was due to an increase in capitalized software costs, and additional computer purchases and leasehold improvements in 2001, offset in part by a decrease in amortization of goodwill.

Income (loss) from Operations

Loss from operations totaled $2.0 million for the quarter ended March 31, 2002, compared to income from operations of $2.5 million for the quarter ended March 31, 2001. Loss from operations reflects a decline in revenues, an increase in cost of revenues, depreciation and amortization, offset in part by a decrease in sales and marketing, research and development and general and administrative expenses.

Interest Income (Expense)

Net interest income decreased 56.4% to $247,000 for the quarter ended March 31, 2002 from $566,000 for the quarter ended March 31, 2001. The decrease in net interest income is primarily attributable to a decline in interest rates and a lower cash balance.

Equity in Loss from Unconsolidated Business

Equity in loss of unconsolidated business reflects a $186,000 loss the Company recognized from its equity investment in TheMarkets.com LLC. This investment was completed in the quarter ended September 30, 2001. There were no comparable transactions in the first quarter ended March 31, 2001.

Income Taxes

Income tax expense totaled $90,000 for the first quarter ended March 31, 2002 and for the quarter ended March 31, 2001. Income tax expense consists of state and local franchise taxes.

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

Net income (loss)

The Company recorded a net loss of $2.0 million, or a net loss per share of $0.06, for the first quarter ended March 31, 2002 compared to net income of $3.0 million, or earnings per share of $0.09, for the quarter ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, and also at December 31, 2001, we had $41.8 million of cash, cash equivalents and marketable securities.

Net cash provided by operating activities was $1.6 million for the three months ended March 31, 2002. This amount primarily consisted of the Company's net loss of $2.0 million, reduced by noncash expenses of $5.2 million, increases in accounts payable and accrued expenses of $.9 million, offset in part by increases in accounts receivable and other current assets of $2.1 million, and decreases in deferred revenues and other liabilities of $0.4 million.

Net cash used by investing activities was $6.6 million for the three months ended March 31, 2002. This amount includes purchases of marketable securities of $5.1 million and purchases of property and equipment of $1.5 million.

Our principal commitments consist of obligations outstanding under lease agreements for offices. In addition, under certain circumstances we may be required to provide additional funding for an investment that we account for under the equity method.

We believe that our existing cash, cash equivalents and marketable securities balances will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

CRITICAL ACCOUNTING POLICIES

We consider accounting policies related to impairment of goodwill and intangible assets to be critical due to the estimation process involved.

At March 31, 2002, goodwill and intangible assets totaled $21.1 million. With regard to these assets, events that would cause us to conduct an impairment assessment include significant losses of customers, operating results of acquired businesses that continually failed to meet management's performance expectations, and diminished utility of acquired technology. In assessing the fair market value of goodwill and intangibles, we must make assumptions regarding estimated future cash flows. If, after conducting such assessment, indications of impairment are present in long-lived assets, the estimated future undiscounted cash flows associated with the corresponding assets would be compared to its carrying amounts to determine if a change in useful life or a write-down to fair value is necessary. If these estimates or related assumptions change, we may be required to record impairment charges for these assets.

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

MULTEX'S BUSINESS WOULD BE MATERIALLY AND ADVERSELY AFFECTED IF THE MARKET FOR ONLINE INVESTMENT RESEARCH DOES NOT CONTINUE TO GROW

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

Whether or not our competitors are successful, competition with these entities or information sources may materially and adversely affect our business, results of operations, and financial condition. It is also possible that new competitors may emerge and rapidly acquire significant market share.

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

MULTEX'S RECOVERY FROM THE SEPTEMBER 11TH TERRORIST ATTACKS
MAY NOT PROCEED AS EXPECTED

Multex has allocated significant resources to its recovery efforts resulting from the aftermath of the September 11, 2001 terrorist attacks. We may continue to incur significant additional expenses as a result of increased security requirements and other related costs. In addition, many of Multex's customers are still in the midst of efforts to recover from the attacks. Those efforts may or may not be successful, or may happen more slowly than anticipated.

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

              NONE

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              NONE

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              NONE

ITEM 5.       OTHER INFORMATION

              On April 23, 2002, Maurice Miller was appointed to the Multex Board of Directors.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)               Exhibits:                 NONE

(b)               Reports on Form 8-K:      NONE

ITEM 7.       SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 MULTEX.COM, INC.
                                 (Registrant)


Date:  May 14, 2002                     /s/ ISAAK KARAEV
                                 -----------------------------------------------
                                 Name:  Isaak Karaev
                                 Title: Chief Executive Officer


Date:  May 14, 2002                     /s/ JEFFREY S. GEISENHEIMER
                                 -----------------------------------------------
                                 Name:  Jeffrey S. Geisenheimer
                                 Title: Chief Financial Officer