Form 10-Q
period 2002-06-30
MULTEX COM INC
filed 2002-08-14
CIK 1061310

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


   FOR THE TRANSITION PERIOD FROM ____________________ TO ____________________

                         COMMISSION FILE NUMBER: 0-24559


                                MULTEX.COM, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                       22-3253344
--------------------------------------               --------------------------
       (State of Incorporation)                           (I.R.S. Employer
                                                        Identification Number)

                          100 WILLIAM STREET, 7TH FLOOR
                            NEW YORK, NEW YORK 10038
                                 (212) 607-2400
-------------------------------------------------------------------------------

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


                Yes [X]                                     No [ ]


As of August 7, 2002 there were 32,198,720 shares of the registrant's common stock outstanding.

================================================================================

                          QUARTERLY REPORT ON FORM 10-Q
                        MULTEX.COM, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS



                                                                                                             PAGE
                                                                                                            NUMBER
PART I.  FINANCIAL INFORMATION.................................................................................3

       ITEM 1.    FINANCIAL STATEMENTS (Unaudited):............................................................3

                  Condensed Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001..............3

                  Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2002 and 2001.................................................................4

                  Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001.....................................................................................5

                  Notes to Condensed Consolidated Financial Statements ........................................6

       ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS........9

PART II.  OTHER INFORMATION...................................................................................19

       ITEM 1.    LEGAL PROCEEDINGS...........................................................................19

       ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS...................................................19

       ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.............................................................19

       ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................19

       ITEM 5.    OTHER INFORMATION...........................................................................19

       ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K............................................................19

       ITEM 7.    SIGNATURES..................................................................................20

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        MULTEX.COM, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       JUNE 30,         DECEMBER 31,
                                                                         2002              2001
                                                                         ----              ----
                                                                      (UNAUDITED)        (AUDITED)
                                                                       ----------        ---------
ASSETS

Current assets:
  Cash and cash equivalents                                            $ 36,266          $ 40,771
  Marketable securities                                                   7,052             1,027
  Accounts receivable, net                                               19,452            18,268
  Other current assets                                                    5,289             4,208
                                                                       --------          --------
Total current assets                                                     68,059            64,274

Property and equipment, net                                              35,139            38,236
Goodwill, net                                                             6,468             6,100
Intangibles, net                                                         15,183            15,795
Investments                                                               4,236             4,236
Other                                                                     6,266             6,245
                                                                       --------          --------
Total assets                                                           $135,351          $134,886
                                                                       ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                     $  1,949          $  2,341
  Accrued expenses                                                        6,324             5,970
  Deferred revenues                                                      12,244             9,058
                                                                       --------          --------
Total current liabilities                                                20,517            17,369

Long term liabilities:
  Deferred rent                                                           3,071             3,251
  Deferred revenues                                                       2,641                --
                                                                       --------          --------
Total long term liabilities                                               5,712             3,251

Stockholders' equity:
  Preferred stock - $.01 par value:
     Authorized - 5,000,000 shares; none issued and outstanding              --                --
  Common stock - $.01 par value:
     Authorized - 200,000,000 shares; issued
       32,686,000 shares at June 30, 2002
        and 32,525,000 at December 31, 2001                                 327               325
  Additional paid-in capital                                            225,015           227,108
  Accumulated deficit                                                  (108,123)         (104,071)
  Deferred equity consideration                                          (6,813)           (8,920)
  Accumulated other comprehensive income (loss)                             793              (176)
                                                                       --------          --------
                                                                        111,199           114,266
  Less cost of treasury stock:  530,000 shares at June 30, 2002 and
      none at December 31, 2001                                          (2,077)               --
                                                                       --------          --------
Total stockholders' equity                                              109,122           114,266
                                                                       --------          --------
Total liabilities and stockholders' equity                             $135,351          $134,886
                                                                       ========          ========


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                       MULTEX.COM, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                           THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                         JUNE 30,       JUNE 30,          JUNE 30,         JUNE 30,
                                                           2002           2001              2002             2001
                                                           ----           ----              ----             ----
Gross revenues                                          $ 22,803         $ 23,522         $ 45,371         $ 53,026
Performance-based warrants                                  --             (1,075)            --             (1,075)
                                                        --------         --------         --------         --------
Net revenues                                              22,803           22,447           45,371           51,951

Cost of revenues                                           5,943            7,187           11,770           12,900
                                                        --------         --------         --------         --------
Gross profit                                              16,860           15,260           33,601           39,051

Operating expenses:
   Sales and marketing                                     5,499            7,738           11,031           14,454
   Research and development                                1,538            1,961            3,024            4,567
   General and administrative                              7,200            8,779           14,393           16,957
   Depreciation and amortization                           4,798            4,912            9,334            8,664
   Impairment charge                                        --             25,641             --             25,641
                                                        --------         --------         --------         --------
Total operating expenses                                  19,035           49,031           37,782           70,283

Loss from operations                                      (2,175)         (33,771)          (4,181)         (31,232)

Other income (expense):
   Interest income                                           245              497              505            1,078
   Interest expense                                          (15)              (3)             (28)             (18)
   Equity in loss from unconsolidated business              (186)            --               (372)              --
   Other                                                     200             (173)             204             (173)
                                                        --------         --------         --------         --------
Loss before income taxes                                  (1,931)         (33,450)          (3,872)         (30,345)
Income tax expense                                            90              290              180              380
                                                        --------         --------         --------         --------
Net loss                                                $ (2,021)        $(33,740)        $ (4,052)        $(30,725)
                                                        ========         ========         ========         ========
Basic and diluted net loss per share                    $  (0.06)        $ (1.05)         $  (0.12)        $  (0.96)
                                                        ========         ========         ========         ========
Number of shares used in:
   Basic and diluted loss per share                       32,580           31,994           32,567           31,905
                                                        ========         ========         ========         ========





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                       MULTEX.COM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (UNAUDITED; IN THOUSANDS)



                                                                        SIX MONTHS ENDED
                                                                 ---------------------------------
                                                                 JUNE 30, 2002       JUNE 30, 2001
                                                                 -------------       -------------
OPERATING ACTIVITIES
Net loss ....................................................   $ (4,052)              $(30,725)
  Adjustments to reconcile net loss to net cash
       provided by operating activities:
      Amortization of equity consideration ..................      2,107                  2,071
      Depreciation and amortization of property and
       equipment ............................................      6,683                  4,859
      Amortization of goodwill and intangibles ..............      1,523                  2,714
      Loss on disposal of assets ............................        145                     --
      Deferred rent .........................................       (180)                   131
      Performance based warrant charges .....................         --                  1,075
      Bad debt expense ......................................        675                  1,346
      Impairment charges ....................................         --                 25,641
      Changes in operating assets and liabilities:
          Accounts receivable ...............................     (1,727)                 5,326
          Other current assets ..............................     (1,081)                  (425)
          Other assets ......................................       (565)                 1,392
          Accounts payable ..................................       (501)                (2,756)
          Accrued expenses ..................................        354                 (4,876)
          Deferred revenues .................................      1,425                   (417)
                                                                --------              ---------
Net cash provided by operating activities ...................      4,806                  5,356

INVESTING ACTIVITIES
Purchases of marketable securities ..........................     (6,033)               (24,569)
Proceeds from sale or maturities of marketable securities ...         --                 43,050
Proceeds from sale of equipment .............................        127                     --
Purchases of property and equipment .........................     (3,451)                (8,639)
                                                                --------              ---------
Net cash (used) provided by in investing activities .........     (9,357)                 9,842

FINANCING ACTIVITIES
Proceeds  from issuances of common stock, net ...............        235                  2,313
Repayment of long-term debt and capital leases ..............         --                    (70)
                                                                --------              ---------
Net cash provided by financing activities ...................        235                  2,243

Effect of exchange rate changes on cash .....................       (189)                    56
                                                                --------              ---------
Increase (decrease) in cash and cash equivalents ............     (4,505)                17,497
Cash and cash equivalents, beginning of period ..............     40,771                 20,237
                                                                --------              ---------
Cash and cash equivalents, end of period ....................   $ 36,266               $ 37,734
                                                                ========              =========
SUPPLEMENTAL DISCLOSURES OF FINANCIAL INFORMATION
   NONCASH INVESTING AND FINANCING ACTIVITY:
       Surrender of common stock and warrants ...............   $  4,401               $     --
                                                                ========               ========
       Accrued purchase of fixed assets .....................   $    105               $    260
                                                                ========               ========
       Unrealized loss on marketable securities .............   $     (9)              $   (280)
                                                                ========               ========
       Issuance of restricted stock, net ....................   $   --                 $  4,005
                                                                ========               ========
       Fair market value of warrants issued .................   $   --                 $  1,075
                                                                ========               ========
       Taxes paid ...........................................   $    140               $    101
                                                                ========               ========
       Interest paid ........................................   $   --                 $     18
                                                                ========               ========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2002


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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The disclosure of segment information was not required as the Company operates in only one business segment.

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

NOTE 3 -- STOCKHOLDERS' EQUITY

     During the three months ended June 30, 2002 the Company issued approximately 11,000 shares of its common stock in connection with the exercise of stock options and issued approximately 104,000 shares of its common stock in connection with the Company's employee stock purchase plan. Total proceeds received were approximately $408,000.

     In June 2002, the Company received 530,000 shares of its common stock from Merrill Lynch in accordance with an amendment to its existing agreement. The Company recorded the stock as treasury stock totaling approximately $2,077,000.

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

NOTE 4 -- EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

                                                           THREE MONTHS ENDED                SIX MONTHS ENDED
                                                      --------------------------       ----------------------------
                                                                JUNE 30,                         JUNE 30,
                                                          2002            2001             2002            2001
                                                      ------------    ----------       -----------      ----------
Numerator:
   Numerator for basic and diluted loss per share
     - net loss available for common stockholders     $    (2,021)    $  (33,740)      $    (4,052)     $  (30,725)
                                                      ===========     ==========       ===========      ==========
Denominator:
   Denominator for basic net loss per share -
     weighted average shares                          $    32,580         31,994            32,567          31,905
   Basic and diluted net loss per share               $     (0.06)    $    (1.05)      $     (0.12)     $    (0.96)
                                                      ===========     ==========       ===========      ==========

NOTE 5 -- COMPREHENSIVE INCOME (LOSS)

     Total comprehensive loss was $0.7 million and $33.7 million for the three months ended June 30, 2002 and June 30, 2001, respectively. Total comprehensive loss was $3.1 million and $30.9 million for the six months ended June 30, 2002 and June 30, 2001, respectively. The difference between net loss and comprehensive net loss is primarily attributable to foreign currency translation adjustments related to the Company's foreign subsidiaries.

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

         The Company adopted the FAS 142 rules of accounting for goodwill and other intangible assets in the first quarter of 2002. Application of the non-amortization provisions of FAS No. 142 decreased amortization expense in the second quarter of 2002 by approximately $170,000 compared to the second quarter of 2001 and is expected to result in an annual decrease in amortization expense of approximately $680,000 ($0.02 per share) for the year 2002 compared to the year 2001. During the second quarter of 2002, the Company performed the required tests of goodwill and other intangible assets and determined that there was no impairment.

     The following pro forma information is presented to reflect net loss and net loss per share to exclude amortization of goodwill for the three and six month periods ended June 30, 2001, as if FAS 142 was implemented effective January 1, 2001 (in thousands, except per share data):


                                           THREE MONTHS    SIX MONTHS
                                           ENDED           ENDED
                                           JUNE 30, 2001   JUNE 30, 2001
                                           -------------   -------------
Net loss:
    Reported net loss                      $   (33, 740)   $   (30,725)
    Goodwill amortization                           170            340
                                           ------------    -----------
      Adjusted net loss                    $    (33,570)   $   (30,385)
                                           ============    ===========
Net loss per share:
    Reported net loss per share            $      (1.05)   $     (0.96)
    Goodwill amortization                             -            .01
                                           -------------   ------------
      Adjusted net loss per share          $      (1.05)   $     (0.95)
                                           =============   ============

NOTE 7 -- MERRILL LYNCH

     On June 20, 2002, the Company amended its agreement with Merrill Lynch. Pursuant to the amendment, in exchange for the elimination of certain cash license fees to be received by the Company through December 2004, Merrill Lynch surrendered 530,000 of the Company's common stock and warrants to purchase an aggregate of 1,250,000 shares of the Company's common stock. The Company valued the common stock at $2,077,000, which represents the number of shares exchanged, multiplied by the average closing sale price over the period commencing three days prior to, and ending three days after, the date of the amendment, but excluding the date of the transaction. The surrendered shares have been recorded as treasury stock. The warrants surrendered by Merrill Lynch were valued at $2,325,000 using the Black Scholes valuation model and recorded as a reduction in additional paid-in capital. The value of the securities received will be amortized to revenue on a straight-line basis over the remaining life of the contract.

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

MultexNET is offered on a one- to three-year subscription or on a transactional basis. The product allows entitled institutional investors, corporations, financial institutions and advisors to access full-text investment research reports on a real-time basis from investment banks, brokerage firms and other third-party research providers over the Internet or through other distribution channels.

MultexEXPRESS is offered pursuant to one to three year subscriptions, generating revenue from professional services, license fees, hosting and maintenance fees. MultexEXPRESS enables financial institutions to distribute their proprietary financial research, as well as other corporate documents, over the Internet, through intranets and other private networks.

Multex Investor provides individual investors who register as members access to a range of financial reports and services online from a majority of the contributors to MultexNET. These reports are available either free of charge, or for a fee determined by Multex or the research provider. Multex Investor generates revenues from sales transactions, email and banner advertising, and contractual, lead-generating sponsorships.

Market Guide acquires, integrates, condenses and publishes accurate, timely and objective financial, descriptive and other information on public corporations. Market Guide generates revenue primarily by licensing its database in single or multi-year contracts.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2002 COMPARED TO QUARTER ENDED JUNE 30, 2001

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

Gross revenues decreased 3.1% to $22.8 million for the quarter ended June 30, 2002 from $23.5 million for the quarter ended June 30, 2001. The decrease in revenues reflects a decrease in Market Guide and Multex Investor revenues, offset in part by an increase in MultexEXPRESS and MultexNET revenues. All of the Company's product lines were adversely affected by continued weakness in the global financial markets.

MultexEXPRESS revenues increased 2.1% to $9.1 million for the quarter ended June 30, 2002 from $9.0 million for the quarter ended June 30, 2001. The increase in revenue reflected a nonrecurring termination fee received during the quarter, offset in part by a net decrease in development and recurring revenues from existing MultexEXPRESS customers. On a sequential basis, MultexExpress revenues increased 5.3% compared to the first quarter of 2002.

MultexNET revenues increased 2.9% to $6.7 million for the quarter ended June 30, 2002 from $6.5 million for the quarter ended June 30, 2001. The increase in revenues was primarily attributable to an increase in MultexNET subscriptions, offset in part by a decline in Multex OnDemand report sales. The increase in MultexNET subscription revenues reflected the introduction of our MultexIR product in October 2001 and continued acceptance of new enhancements added to the MultexNET product lines such as NetScreen Pro, Earnings Estimates and Street Events. The decrease in OnDemand revenue was due to a decline in investment banking activity and general uncertainty in the global financial markets. On a sequential basis, MultexNET revenues increased 7.6% compared to the first quarter of 2002.

Multex Investor revenues declined 13.8% to $2.5 million for the quarter ended June 30, 2002 from $2.8 million for the quarter ended June 30, 2001. This decline reflects lower advertising and sponsorship revenues, offset in part by an increase in pay-per-view revenues resulting from a new distribution agreement with a major Internet services company. On a sequential basis, Multex Investor revenues decreased 14.6% compared to the first quarter of 2002.

Market Guide revenues decreased 13.6% to $4.5 million for the quarter ended June 30, 2002 from $5.2 million for the quarter ended June 30, 2001. Market Guide revenues were negatively impacted by a decline in the number of distributors carrying the Market Guide database. On a sequential basis, Market Guide revenues decreased 6.0% compared to the first quarter of 2002.

For the quarter ended June 30, 2002, the Company did not record any performance-based warrant charges against revenue. The Company recorded performance-based warrant charges of $1.1 million in the quarter ended June 30, 2001. Such performance-based warrant charges were recorded in the period that certain warrants were actually earned by Merrill Lynch. The Merrill Lynch amendment in June 2002 eliminated the Company's obligation to issue performance-based warrants. As a result, the Company will no longer recognize future warrant charges against revenue.

Cost of Revenues

Cost of revenues consist primarily of fees payable to distributors of MultexNET and Multex OnDemand, royalties payable to the authors of investment research and content offered through Multex OnDemand, and the Multex Investor web site, internal and external development costs incurred for MultexEXPRESS customers, research department costs related to the collection and processing of financial data and global earnings estimates, and data communications costs.

Cost of revenues decreased 17.3% to $5.9 million for the quarter ended June 30, 2002 from $7.2 million for the quarter ended June 30, 2001. As a percentage of gross revenues, cost of revenues decreased to 26.1% for the quarter ended June 30, 2002 from 30.6% for the quarter ended June 30, 2001. The decrease in cost of revenues was primarily due to a decrease in external development costs incurred for MultexExpress customers offset in part by an increase in data feed costs resulting from additional data feeds used in the Company's products.

Operating Expenses

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions, advertising, public relations, tradeshow expenses and costs of marketing materials. Sales and marketing expenses decreased 28.9% to $5.5 million for the quarter ended June 30, 2002 from $7.7 million for the quarter ended June 30, 2001. As a percentage of gross revenues, sales and marketing expenses decreased to 24.1% for the quarter ended June 30, 2002 from 32.9% for the quarter ended June 31, 2001. The decrease in sales and marketing expenses was primarily due to lower advertising and marketing expenditures and a decrease in compensation expenses.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and benefits. Research and development expenses decreased 21.6% to $1.5 million for the quarter ended June 30, 2002 from $2.0 million for the quarter ended June 30, 2001. As a percentage of gross revenues, research and development expenses decreased to 6.7% for the quarter ended June 30, 2002 from 8.3% for the quarter ended June 30, 2001. The decrease in research and development expenses was primarily attributable to a decrease in compensation costs due to a decline in the number of developers on staff.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and benefits, fees for professional services and consultants, facility expenses, overhead, and office supplies and expenses. General and administrative expenses decreased 18.0% to $7.2 million for the quarter ended June 30, 2002 from $8.8 million for the quarter ended June 30, 2001. As a percentage of gross revenues, general and administrative expenses decreased to 31.6% for the quarter ended June 30, 2002 from 37.3% for the quarter ended June 30, 2001. The decrease in general and administrative expenses was primarily due to a decrease in compensation costs, professional fees and office expenses.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses consist primarily of depreciation related to fixed assets, computer equipment and software, and leasehold improvements, and amortization related to acquired companies and the cost of warrants issued to Merrill Lynch & Co., Inc. Depreciation and amortization for the quarter ended June 30, 2002 decreased 2.3% to $4.8 million, compared to $4.9 million for the quarter ended June 30, 2001. As a percentage of gross revenues, depreciation and amortization expenses increased to 21.0% for the quarter ended June 30, 2002 from 20.9% for the quarter ended June 30, 2001. The decrease, in aggregate dollars, was primarily due to a decrease in amortization expenses as a result of the application of non-amortization provisions under FAS 142 effective January 1, 2002, offset in part by an increase in depreciation and amortization expenses associated with increased fixed assets and leasehold improvement balances in 2002 compared to 2001.

Loss from Operations

Loss from operations totaled $2.2 million for the quarter ended June 30, 2002 compared to $33.8 million for the quarter ended June 30, 2001. The decline in loss from operations reflects a nonrecurring impairment charge of $25.6 million recorded in June 2001, an increase in gross profit, and a reduction in operating costs.

Interest Income (Expense)

Net interest income decreased 53.4% to $230,000 for the quarter ended June 30, 2002 from $494,000 for the quarter ended June 30, 2001. The decrease in net interest income is primarily attributable to a decline in interest rates.

Equity in Loss from Unconsolidated Business

Equity in loss of unconsolidated business reflects a $186,000 loss the Company recognized from its equity investment in TheMarkets.com LLC. This investment was completed in the quarter ended September 30, 2001. There were no comparable transactions in the quarter ended June 30, 2001.

Other

Other income of $200,000 for the quarter ended June 30, 2002 includes proceeds from an insurance settlement of approximately $346,000, offset in part by a loss on sale of furniture and fixtures of $146,000. For the quarter ended June 30, 2001, other expense of $173,000 represents a loss the Company recognized upon disposition of an equity investment.

Income Taxes

Income tax expense totaled $90,000 for the second quarter ended June 30, 2002 compared to income taxes of $290,000 for the quarter ended June 30, 2001.

At December 31, 2001, Multex had net operating loss carryforwards of approximately $63.2 million and research and development credits of approximately $2.3 million for income tax purposes that expire in 2009 through 2020. The utilization with regard to timing and amount of the Company's net operating loss carryforwards may be limited due to changes in the Company's ownership pursuant to Section 382 of the Internal Revenue Code. Substantially all of the Company's deferred tax assets have been offset by a valuation allowance.

Net loss

The Company recorded a net loss of $2.0 million, or a net loss per share of $0.06, for the second quarter ended June 30, 2002 compared to a net loss of $33.7 million, or a net loss per share of $1.05, for the quarter ended June 30, 2001.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

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

Gross revenues decreased 14.4% to $45.4 million for the six months ended June 30, 2002 from $53.0 million for the six months ended June 30, 2001. Gross revenues reflect lower sales in all four of the Company's product lines. For the six months ended June 30, 2002, all of the Company's product lines were affected by the continued weakness in the global financial markets.

MultexEXPRESS revenues decreased 12.6% to $17.8 million for the six months ended June 30, 2002 from $20.4 million for the six months ended June 30, 2001. The decrease in revenue is primarily a result of reduced technology spending by many of the Company's customers.

MultexNET revenues decreased 3.1% to $12.9 million for the six months ended June 30, 2002 from $13.4 million for the six months ended June 30, 2001. The decrease in MultexNET sales was primarily attributable to a decline in Multex OnDemand report sales, partially offset by an increase in new MultexNET subscriptions. The decrease in OnDemand revenue was due to a decline in investment banking activity and general uncertainty in the global financial markets. The increase in MultexNET subscription revenues reflected the introduction of MultexIR in October 2001 and continued acceptance of new enhancements added to the MultexNET product lines such as NetScreen Pro, Earnings Estimates and Street Events.

Multex Investor revenues decreased 32.2% to $5.4 million for the six months ended June 30, 2002 from $7.8 million for the six months ended June 30, 2001. The decrease is primarily due to a decline in advertising and sponsorship revenues, offset in part by an increase in pay-per-view revenues.

Market Guide revenues decreased 18.8% to $9.3 million for the six months ended June 30, 2002 from $11.5 for the six months ended June 30, 2001. Market Guide revenues were negatively impacted by a decline in the number of re-distributors carrying the Market Guide database.

For the six months ended June 30, 2002, the Company did not record any performance-based warrant charges, compared to $1.1 million for the six months ended June 30, 2001.

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

Cost of revenues decreased 8.8% to $11.8 million for the six months ended June 30, 2002 from $12.9 million for the six months ended June 30, 2001. As a percentage of gross revenues, cost of revenues increased to 25.9% for the six months ended June 30, 2002 from 24.3% for the six months ended June 30, 2001. In terms of aggregate dollars, the decrease in cost of revenues was primarily due to a decrease in external development costs incurred for MultexEXPRESS customers, and a decrease in royalty expenses. These decreases were offset in part by an increase in data feed costs.

Operating Expenses

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions, advertising, public relations, tradeshow expenses and costs of marketing materials. Sales and marketing expenses decreased 23.7% to $11.0 million for the six months ended June 30, 2002 from $14.5 million for the six months ended June 30, 2001. As a percentage of gross revenues, sales and marketing expenses decreased to 24.3% for the month ended June 30, 2002 from 27.3% for the six months ended June 30, 2001. The decrease in sales and marketing expenses was primarily due to lower advertising and marketing expenses and a decrease in compensation costs.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and benefits. Research and development expenses decreased 33.8% to $3.0 million for the six months ended June 30, 2002 from $4.6 million for the six months ended June 30, 2001. As a percentage of gross revenues, research and development expenses decreased to 6.7% for the six months ended June 30, 2002 from 8.6% for the six months ended June 30, 2001. The decrease in research and development expenses in dollar terms was primarily attributable to a decrease in compensation costs as a result of a decrease in the number of developers on staff.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and benefits, fees for professional services and consultants, facility expenses, overhead, and office supplies and expenses. General and administrative expenses decreased 15.1% to $14.4 million for the six months ended June 30, 2002 from $17.0 million for the six months ended June 30, 2001. As a percentage of gross revenues, general and administrative expenses decreased to 31.7% for the six months ended June 30, 2002 from 32.0% for the six months ended June 30, 2001. The decrease, in aggregate dollars, in general and administrative expenses reflects lower compensation costs, professional fees and office expenses.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses consist primarily of depreciation related to fixed assets, computer equipment and software, and leasehold improvements, and amortization related to acquired companies and the cost of warrants issued to Merrill Lynch & Co., Inc. Depreciation and amortization for the six months ended June 30, 2002 increased 7.7% to $9.3 million, compared to $8.7 million for the six months ended June 30, 2001. As a percentage of gross revenues, depreciation and amortization expenses increased to 20.6% for the six months ended June 30, 2002 from 16.3% for the quarter ended June 30, 2001. The increase reflects higher depreciation and amortization expenses associated with increased fixed assets and leasehold improvement balances in 2002 compared to 2001, offset in part by a reduction in amortization of goodwill and intangible assets.

IMPAIRMENT CHARGE. In the second quarter ended June 30, 2001, the Company recorded an impairment charge of $25.6 million reflecting the decision to exit the Sage business and the Buzz product line.

Loss from Operations

Loss from operations totaled $4.2 million for the six months ended June 30, 2002 compared to $31.2 million for the six months ended June 30, 2001. The decline in loss from operations reflects a reduction in operating expenses, the absence of any impairment charges in the six months ended June 30, 2002, offset in part by a decrease in net revenues.

Interest Income (Expense)

Net interest income decreased 55.0% to $477,000 for the six months ended June 30, 2002 from $1.1 million for the six months ended June 30, 2001. The decrease in net interest income is primarily attributable to a decline in interest rates.

Equity in Loss from Unconsolidated Business

Equity in loss of unconsolidated business reflects a $372,000 loss the Company recognized from its equity investment in TheMarkets.com LLC. This investment was completed in the quarter ended September 30, 2001. There were no comparable transactions in the six months ended June 30, 2001.

Other

Other income of $204,000 for the six months ended June 30, 2002 includes proceeds from an insurance settlement, offset in part by a loss on sale of equipment. For the quarter ended June 30, 2001 other expense of $173,000 represents a loss the Company recognized upon disposition of an equity investment.

Income Taxes

Income tax expense totaled $180,000 for the six months ended June 30, 2002 compared to income taxes of $380,000 for the six months ended June 30, 2001.

At December 31, 2001, Multex had net operating loss carryforwards of approximately $63.2 million and research and development credits of approximately $2.3 million for income tax purposes that expire in 2009 through 2020. The utilization with regard to timing and amount of the Company's net operating loss carryforwards may be limited due to changes in the Company's ownership pursuant to Section 382 of the Internal Revenue Code. Substantially all of the Company's deferred tax assets have been offset by a valuation allowance.

Net loss

The Company recorded a net loss of $4.1 million, or a net loss per share of $0.12, for the six months ended June 30, 2002 compared to a net loss of $30.7 million, or a net loss per share of $0.96, for the six months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, cash, cash equivalents and marketable securities balance was $43.3 million compared to $41.8 million at December 31, 2001.

Net cash provided by operating activities was $4.8 million for the six months ended June 30, 2002. This amount primarily consisted of the Company's net loss of $4.1 million, reduced by noncash expenses of $11.1 million primarily relating to depreciation and amortization, increases in deferred revenues and accrued expenses of $1.8 million, offset in part by increases in accounts receivable of $1.7 million, other current assets and other assets $1.7 million, and decreases in accounts payable of $0.6 million.

Net cash used by investing activities was $9.4 million for the six months ended June 30, 2002. This amount includes purchases of marketable securities of $6.0 million, purchases of property and equipment of $3.5 million reduced by proceeds from sale of equipment of $0.1 million.

Net cash provided by financing activities was $0.2 million for the six months ended June 30, 2002. This amount was primarily from net proceeds from issuance of the Company's stock.

Our principal commitments consist of obligations outstanding under lease agreements for offices. Future calendar year payments for these leases are as follows: $5.2 million (2003), $5.3 million (2004), $5.2 million (2005), $3.7 million (2006), $3.3 million (2007), and $8.7 million, thereafter. Future payments for the period July 2002 through December 2002 are approximately $2.3 million. In addition, under certain circumstances we may be required to provide additional funding for an investment that we account for under the equity method.

We believe that our existing cash, cash equivalents and marketable securities balances will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

CRITICAL ACCOUNTING POLICIES

We consider accounting policies related to impairment of goodwill and intangible assets to be critical due to the estimation process involved.

At June 30, 2002, goodwill and intangible assets totaled $21.7 million. With regard to these assets, events that would cause us to conduct an impairment assessment include significant losses of customers, operating results of acquired businesses that continually failed to meet management's performance expectations, and diminished utility of acquired technology. In assessing the fair market value of goodwill and intangibles, we must make assumptions regarding estimated future cash flows. If, after conducting such assessment, indications of impairment are present in long-lived assets, the estimated future undiscounted cash flows associated with the corresponding assets would be compared to its carrying amounts to determine if a change in useful life or a write-down to fair value is necessary. If these estimates or related assumptions change, we may be required to record impairment charges for these assets.

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

THE MARKETS FOR OUR PRODUCTS AND SERVICES CHANGE RAPIDLY

The market for the distribution of investment research and other information over the Internet is rapidly evolving, and demand and market acceptance for these services continue to be subject to a high level of uncertainty. The market relating to retail investing has deteriorated considerably over the past 24 months, and all of our markets continue to face considerable uncertainty. It is difficult to predict with any assurance the growth rate, if any, and the ultimate size, of our markets. We cannot assure you that the markets for our services will recover, will continue to develop, or that our services will ever achieve broad market acceptance. If our customers are not able to recover from the effects of the continued downturn in the global economy; if the market for our services weakens further, develops more slowly than expected once recovery begins, or becomes saturated with competitors; if our services do not achieve broad market acceptance; or if pricing becomes subject to further competitive pressures, our business, results of operations and financial condition would be materially and adversely affected.

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

o services provided by in-house management information services personnel and independent systems integrators; and

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

Our operations are dependent on our ability to protect our network and computer systems against damage from computer viruses, fire, power loss, data communications failures, vandalism and other malicious acts, and similar unexpected adverse events, such as the September 11, 2001 terrorist attacks. In addition, the failure of our communications providers to provide the data communications capacity in the time frame required by us could cause interruptions in the delivery of our services.

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

               NONE

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

               NONE

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               The Company held its Annual Meeting of Stockholders on June 11, 2002. The stockholders elected Isaak Karaev, Peter Job and John Tugwell to the Board of Directors, each for a three-year term expiring at the 2005 Annual Meeting. Directors continuing in office were Lennert J. Leader, Devin N. Wenig, Maurice Miller and Robert Greene.

               The stockholders ratified the appointment of Ernst & Young LLP as the Company's independent public accountants for the fiscal year ending December 31, 2002.

               The votes were cast as follows:

         PROPOSAL        FOR             AGAINST      ABSTENTIONS    NON-VOTES
         ----------------------------------------------------------------------
         Accountants     22,727,918      1,599,522    860,741        11,525


         ELECTION OF DIRECTORS      VOTES RECEIVED            VOTES WITHHELD
         -------------------------------------------------------------------
         Isaak Karaev               22,076,290                3,123,416
         Peter Job                  23,076,806                2,122,900
         John Tugwell               23,118,906                2,080,800

ITEM 5.       OTHER INFORMATION

              NONE.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K



     (a)          Exhibits:

                  Exhibit 10.1:     Purchase  and Sale  Agreement  between  Multex.com,  Inc.  and  Merrill  Lynch,
                                    Pierce, Fenner & Smith Incorporated, and ML IBK Positions, Inc.

                  Exhibit 99.1:     Certification  Pursuant  to 18 U.S.C.  Section  1350,  as adopted  pursuant  to
                                    Section 906 of the Sarbanes-Oxley Act of 2002

                  Exhibit 99.2:     Certification  Pursuant  to 18 U.S.C.  Section  1350,  as adopted  pursuant  to
                                    Section 906 of the Sarbanes-Oxley Act of 2002

     (b)          Reports on Form 8-K:      NONE


ITEM 7.       SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       MULTEX.COM, INC.
                                      (Registrant)


Date:  August  14, 2002                       /s/ ISAAK KARAEV
                                       ----------------------------------------
                                       Name:  Isaak Karaev
                                       Title:  Chief Executive Officer


Date:  August  14,  2002                      /s/ JEFFREY S. GEISENHEIMER
                                       ----------------------------------------
                                       Name:  Jeffrey S. Geisenheimer
                                       Title:  Chief Financial Officer