Form 10-Q
period 2002-09-30
MULTEX COM INC
filed 2002-11-14
CIK 1061310

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


   For the transition period from ____________________ to ____________________

                         Commission file number: 0-24559


                                MULTEX.COM, INC.
-------------------------------------------------------------------------------
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

                           Yes |X|                                     No |_|

As of November 7, 2002, there were 32,408,276 shares of the registrant's common stock outstanding.


                                          QUARTERLY REPORT ON FORM 10-Q
                                        MULTEX.COM, INC. AND SUBSIDIARIES


                                                TABLE OF CONTENTS


                                                                                                               PAGE
                                                                                                               NUMBER
PART I.  FINANCIAL INFORMATION....................................................................................3

       ITEM 1.    FINANCIAL STATEMENTS (Unaudited):...............................................................3

                  Condensed Consolidated Balance Sheets as of September 30, 2002 and
                  December 31, 2001...............................................................................3

                  Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2002 and 2001...............................................4

                  Condensed Consolidated Statements of Cash Flows for the nine months ended
                  September 30, 2002 and 2001.....................................................................5

                  Notes to Condensed Consolidated Financial Statements ...........................................6

       ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........9

       ITEM 4.    CONTROLS AND PROCEDURES........................................................................19

PART II.  OTHER INFORMATION......................................................................................20

       ITEM 1.    LEGAL PROCEEDINGS..............................................................................20

       ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS......................................................20

       ITEM 3.    DEFAULTS UPON SENIOR SECURITIES................................................................20

       ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................20

       ITEM 5.    OTHER INFORMATION..............................................................................20

       ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K...............................................................20

       ITEM 7.    SIGNATURES.....................................................................................20




                                       PART I. FINANCIAL INFORMATION

                                      ITEM 1. FINANCIAL STATEMENTS

                                     MULTEX.COM, INC. AND SUBSIDIARIES

                                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (in thousands, except per share data)

                                                                          September 30,      December 31,
                                                                              2002              2001
ASSETS                                                                     (unaudited)        (audited)
                                                                           -----------        ---------
Current assets:
  Cash and cash equivalents                                                $    39,850         $   40,771
  Marketable securities                                                          6,931              1,027
  Accounts receivable, net                                                      17,280             18,268
  Other current assets                                                           5,638              4,208
                                                                        -------------------------------------
Total current assets                                                            69,699             64,274

Property and equipment, net                                                     33,653             38,236
Goodwill, net                                                                    6,572              6,100
Intangibles, net                                                                14,774             15,795
Investments                                                                      4,290              4,236
Other                                                                            6,015              6,245
                                                                        -------------------------------------
Total assets                                                                $  135,003         $  134,886
                                                                        =====================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                         $     1,772          $   2,341
  Accrued expenses                                                               6,643              5,970
  Deferred revenues                                                             12,200              9,058
                                                                        -------------------------------------
Total current liabilities                                                       20,615             17,369

Long term liabilities:

  Deferred rent                                                                  3,544              3,251
  Deferred revenues                                                              2,201                  -

                                                                        -------------------------------------
Total long term liabilities                                                      5,745              3,251

Stockholders' equity:
  Preferred stock - $.01 par value:
     Authorized - 5,000,000 shares; none issued and outstanding                      -                  -
     Common stock - $.01 par value:
     Authorized - 200,000,000 shares;  issued 32,832,000 shares
        at September 30, 2002 and 32,525,000 at December 31, 2001                  328                325
  Additional paid-in capital                                                   225,069            227,108
  Accumulated deficit                                                         (109,937)          (104,071)
  Deferred equity consideration                                                 (5,744)            (8,920)
  Accumulated other comprehensive income (loss)                                  1,004               (176)
                                                                        -------------------------------------
                                                                               110,720            114,266
  Less cost of treasury stock:  530,000 shares at September 30, 2002 and
      none at December 31, 2001                                                 (2,077)                 -
                                                                        -------------------------------------
Total stockholders' equity                                                     108,643            114,266
                                                                        -------------------------------------
Total liabilities and stockholders' equity                                  $  135,003          $ 134,886
                                                                        =====================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                       MULTEX.COM, INC. AND SUBSIDIARIES

                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                            (unaudited; in thousands, except per share data)


                                                     Three Months Ended                   Nine Months Ended
                                               September 30,   September 30,       September 30,    September 30,
                                                    2002            2001               2002              2001
                                              ---------------------------------  ------------------------------------
Gross revenues                                    $23,261       $21,314             $68,632          $ 74,340
Performance-based warrants                              -          (821)                  -            (1,896)
                                              ---------------------------------  ------------------------------------
Net revenues                                       23,261        20,493              68,632            72,444

Cost of revenues                                    5,938         6,371              17,708            19,271
                                              ---------------------------------  ------------------------------------
Gross profit                                       17,323        14,122              50,924            53,173

Operating expenses:
   Sales and marketing                              5,802         6,018              16,833            20,472
   Research and development                         1,684         1,599               4,708             6,166
   General and administrative                       6,837         7,307              21,230            24,264
   Depreciation and amortization                    4,783         4,658              14,117            13,322
   Impairment and restructuring charges                 -         1,746                   -            27,387
                                              ---------------------------------  ------------------------------------
Total operating expenses                           19,106        21,328              56,888            91,611

Loss from operations                               (1,783)       (7,206)             (5,964)          (38,438)

Other income (expense):
   Interest income                                    270           434                 775             1,512
   Interest expense                                    (1)          (25)                (29)              (43)
   Equity in loss from unconsolidated business       (131)         (781)               (503)             (781)
   Other                                              (79)          (26)                125              (199)
                                              ---------------------------------  ------------------------------------
Loss before income taxes                           (1,724)       (7,604)             (5,596)          (37,949)
Income tax expense                                     90            75                 270               455
                                              ---------------------------------  ------------------------------------
Net loss                                          $(1,814)     $ (7,679)            $(5,866)         $(38,404)
                                              =================================  ====================================

Basic and diluted net loss per share             $  (0.06)      $ (0.24)           $  (0.18)          $ (1.20)
                                              =================================  ====================================

Number of shares used in:
   Basic and diluted loss per share                32,228        32,326              32,453            32,052
                                              =================================  ====================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



                                   MULTEX.COM, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      (unaudited; in thousands)


                                                                                Nine Months Ended
                                                                       ------------------------------------
                                                                          September       September 30,
                                                                           30, 2002            2001
                                                                       ------------------------------------
OPERATING ACTIVITIES
Net loss                                                                     $(5,866)        $ (38,404)
Adjustments to reconcile net loss to net
 cash provided by operating activities:
    Amortization of equity consideration                                       3,097             3,144
    Depreciation and amortization of property and equipment                   10,127             8,051
    Amortization of goodwill and intangibles                                   2,267             3,618
    Amortization of premium on marketable securities                             118                 -
    Loss on disposal of assets                                                   214                 -
    Deferred rent                                                                293                77
    Equity in  unconsolidated business                                           (54)               31
    Performance based warrant charges                                              -             1,896
    Gain on sale of marketable securities                                          -              (309)
    Bad debt expense                                                             977             1,612
    Impairment and restructuring charges                                           -            26,610
    Noncash revenue                                                             (440)                -
    Changes in operating assets and liabilities:
     Accounts receivable                                                         127             7,675
     Other current assets                                                     (1,430)             (435)
     Other assets                                                               (587)            1,380
     Accounts payable                                                           (599)           (2,984)
     Accrued expenses                                                            673            (4,008)
     Deferred revenues                                                         1,382            (1,210)
                                                                       ------------------------------------
Net cash provided by operating activities                                     10,299             6,744

INVESTING ACTIVITIES
Purchases of marketable securities                                            (6,143)          (35,016)
Proceeds from sale or maturities of marketable securities                          -            59,486
Proceeds from sale of equipment.                                                 260                 -
Purchases of property and equipment                                           (5,537)          (12,831)
                                                                       ------------------------------------
Net cash (used) provided by in investing activities                          (11,420)           11,639

FINANCING ACTIVITIES
Proceeds from issuances of common stock, net                                     367             2,346
Repayment of  capital leases                                                       -               (98)
                                                                       ------------------------------------
Net cash provided by financing activities                                        367             2,248

Effect of exchange rate changes on cash                                         (167)               69
                                                                       ------------------------------------
Increase (decrease) in cash and cash equivalents                                (921)           20,700
Cash and cash equivalents, beginning of period                                40,771            20,237
                                                                       ------------------------------------
Cash and cash equivalents, end of period                                     $39,850         $  40,937
                                                                       ====================================
SUPPLEMENTAL DISCLOSURES OF FINANCIAL INFORMATION
   NONCASH INVESTING AND FINANCING ACTIVITY:
Surrender of common stock and warrants                                       $ 4,401         $       -
                                                                       ====================================
Accrued purchase of fixed assets                                             $    24         $     256
                                                                       ====================================
Net change in unrealized loss on marketable securities                       $  (121)        $    (302)
                                                                       ====================================
Issuance of stock to unconsolidated business                                 $     -         $   1,236
                                                                       ====================================
Issuance of restricted stock, net                                            $     -         $   3,869
                                                                       ====================================
Fair market value of warrants issued                                         $     -         $   1,896
                                                                       ====================================
Taxes paid                                                                   $   206         $     126
                                                                       ====================================
 Interest paid                                                               $    29         $      18
                                                                       ====================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               September 30, 2002



NOTE 1 -- THE COMPANY AND BASIS OF PRESENTATION

     Multex.com, Inc. (the "Company" or "Multex") is a global provider of investment information and technology solutions for the financial services industry, including brokerage firms, professional money management firms, hedge funds, venture capital firms, mutual funds, investment banks, corporations, and individual investors. Headquartered in New York, the Company also has offices in Lake Success (New York), San Francisco, London, Edinburgh and Hong Kong.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The disclosure of segment information was not required as the Company operates in only one business segment.

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


NOTE 3 -- STOCKHOLDERS' EQUITY

     During the three months ended September 30, 2002, the Company issued approximately 113,000 shares of its common stock in connection with the exercise of stock options and issued approximately 41,000 shares of its common stock in connection with grants of restricted stock. Total net proceeds received were approximately $133,000.

     During the three months ended June 30, 2002, the Company issued approximately 11,000 shares of its common stock in connection with the exercise of stock options and issued approximately 104,000 shares of its common stock in connection with the Company's employee stock purchase plan. Total proceeds received were approximately $408,000.

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

NOTE 4 -- EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

                                                           Three Months Ended                Nine Months Ended
                                                              September 30,                    September 30,
                                                     --------------- ---------------- ---------------- ---------------
                                                          2002            2001             2002             2001
                                                     --------------- ---------------- ---------------- ---------------
Numerator:
   Numerator for basic and diluted loss per share
     - net loss available for common stockholders       $ (1,814)       $ (7,679)         $ (5,866)        $(38,404)
                                                     =============== ================ ================ ===============

Denominator:

   Denominator for basic net loss per share -
     weighted average shares                              32,228          32,326            32,453           32,052
   Basic and diluted net loss per share                 $  (0.06)       $  (0.24)         $  (0.18)        $  (1.20)
                                                     =============== ================ ================ ===============




NOTE 5 -- COMPREHENSIVE LOSS

     Total comprehensive loss was $1.6 million and $7.7 million for the three months ended September 30, 2002 and September 30, 2001, respectively. Total comprehensive loss was $4.7 million and $38.6 million for the nine months ended September 30, 2002 and September 30, 2001, respectively. The difference between net loss and comprehensive net loss is primarily attributable to foreign currency translation adjustments related to the Company's foreign subsidiaries.


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

     The Company adopted the FAS 142 rules of accounting for goodwill and other intangible assets in the first quarter of 2002. Application of the non-amortization provisions of FAS No. 142 decreased amortization expense in the third quarter of 2002 by approximately $170,000 compared to the third quarter of 2001 and is expected to result in an annual decrease in amortization expense of approximately $680,000 ($0.02 per share) for the year 2002 compared to the year 2001.

     The following pro forma information is presented to reflect net loss and net loss per share to exclude amortization of goodwill for the three and nine month periods ended September 30, 2001, as if FAS 142 was implemented effective January 1, 2001 (in thousands, except per share data):

                                                         Three Months        Nine Months
                                                         Ended               Ended
                                                         September 30, 2001  September 30, 2001
                                                     -------------------- ---------------------
Net loss:
     Reported net loss                                    $ (7,679)            $(38,404)
    Goodwill amortization                                      170                  510
                                                     -------------------- ---------------------
      Adjusted net loss                                   $ (7,509)            $(37,894)
                                                     ==================== =====================
Net loss per share:
     Reported net loss per share                          $  (0.24)            $   (1.20)
    Goodwill amortization                                      .01                   .02
                                                     -------------------- ---------------------
     Adjusted net loss per share                          $  (0.23)            $   (1.18)
                                                     ==================== =====================



NOTE 7 -- MERRILL LYNCH

     On June 20, 2002, the Company amended its agreement with Merrill Lynch. Pursuant to the amendment, in exchange for the elimination of certain cash license fees to be received by the Company through December 2004, Merrill Lynch surrendered 530,000 of the Company's common stock and warrants to purchase an aggregate of 1,250,000 shares of the Company's common stock. The Company valued the common stock at $2,077,000, which represents the number of shares exchanged, multiplied by the average closing sale price over the period commencing three days prior to, and ending three days after, the date of the amendment, but excluding the date of the transaction. The surrendered shares have been recorded as treasury stock. The warrants surrendered by Merrill Lynch were valued at $2,325,000 using the Black Scholes valuation model and recorded as a reduction in additional paid-in capital. The value of the securities received will be amortized to revenue on a straight-line basis over the remaining life of the contract. For the three months ended September 30, 2002, the Company recorded $440,000 in revenue relating to the surrender of securities.

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

Overview

Multex.com, Inc. is a global provider of investment information and technology solutions for the financial services industry, including brokerage firms, professional money management firms, hedge funds, venture capital firms, mutual funds, investment banks, corporations and individual investors. We offer four main products, as follows:

o Multex Net, launched in June 1996, provides access to real-time, commingled equity and fixed income research, global earnings and revenue estimates and company fundamental information to buyside investors, sellside institutions, public and private corporations and libraries of professional service firms;

o Multex Express, launched in January 1997, offers the development, hosting and real-time distribution of research and other investment information on customized Web sites to buyside investments firms, sellside institutions and other financial services companies;

o Multex Investor, launched in November 1998, is the Company's financial destination Web site that provides financial data and access to free and pay-per-view research on an embargoed basis;

o Multex Fundamentals (formerly known as Market Guide), acquired in September 1999, provides investment information products to financial institutions and Web sites, institutional investors, corporations and professional vendors.

Multex Net is offered on a one- to three-year subscription or on a transactional basis. The product allows entitled institutional investors, corporations, financial institutions and advisors to access full-text investment research reports on a real-time basis from investment banks, brokerage firms and other third-party research providers over the Internet or through other distribution channels.

Multex Express is offered pursuant to one to three year subscriptions, generating revenue from professional services, license fees, hosting and maintenance fees. Multex Express enables financial institutions to distribute their proprietary financial research, as well as other corporate documents, over the Internet, through intranets and other private networks.

Multex Investor provides individual investors who register as members access to a range of financial reports and services online from a majority of the contributors to Multex. These reports are available either free of charge, or for a fee determined by Multex and the research provider. Multex Investor generates revenues from sales transactions, email and banner advertising, and contractual, lead-generating sponsorships.

Multex Fundamentals acquires, integrates, condenses and publishes accurate, timely and objective financial, descriptive and other information on public corporations. Multex Fundamentals generates revenue primarily by licensing its database in single or multi-year contracts.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2002 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2001

Revenues

Multex's revenues consist of subscription fees for Multex Net, sales of investment research on a pay-per-view basis through Multex On-Demand, subscription, development, hosting and license fees for Multex Express, license and redistribution fees for the Multex Fundamentals database, and sales of sponsorships, advertising and investment research through the Multex Investor Web site. We also provide professional services to select Multex Express clients, including software development, customization and integration services.

Gross revenues increased 9% to $23.3 million for the quarter ended September 30, 2002 from $21.3 million for the quarter ended September 30, 2001. The increase in revenues reflects increases in Multex Express and Multex Net revenues, partially offset by a decrease in Multex Fundamentals and Multex Investor revenues. All of the Company's product lines continue to be affected by weakness in the global financial markets.


Multex Express revenues increased 20% to $9.3 million for the quarter ended September 30, 2002 from $7.8 million for the quarter ended September 30, 2001. The increase in revenue was primarily attributable to additional hosting and development fees received from new customers for the quarter ended September 30, 2002 and a decline in revenues for the quarter ended September 30, 2001 due to the September 11th attacks. On a sequential basis, Multex Express revenues increased 2% compared to the second quarter of 2002.


Multex Net revenues increased 26% to $7.6 million for the quarter ended September 30, 2002 from $6.0 million for the quarter ended September 30, 2001. The increase in revenues was primarily attributable to increases in Multex Net subscriptions resulting from continued growth of the subscription based service and continued acceptance of new enhancements added such as NetSreenPro, Earnings Estimates and Street Events, an increase in MultexIR revenues, which was launched in October 2001, and an increase in Multex On-Demand revenues. The increase in Multex On-Demand revenue was due to new enterprise-wide agreements starting in 2002. In addition, Multex Net revenues for the quarter ended September 30, 2001 were negatively impacted by the September 11th attacks. On a sequential basis, Multex Net revenues increased 13% compared to the second quarter of 2002.

Multex Investor revenues declined 23% to $1.8 million for the quarter ended September 30, 2002 from $2.3 million for the quarter ended September 30, 2001. This decline reflects lower advertising and sponsorship revenues, offset in part by an increase in pay-per-view revenues resulting from a distribution agreement with a major Internet services company. On a sequential basis, Multex Investor revenues decreased 28% compared to the second quarter of 2002.


Multex Fundamentals revenues decreased 13% to $4.6 million for the quarter ended September 30, 2002 from $5.3 million for the quarter ended September 30, 2001. Multex Fundamentals revenues were negatively impacted by a decline in the number of distributors carrying the Multex Fundamentals database. On a sequential basis, Multex Fundamentals revenues increased 1% compared to the second quarter of 2002.


For the quarter ended September 30, 2002, the Company did not record any performance-based warrant charges against revenue. The Company recorded performance-based warrant charges of $821,000 in the quarter ended September 30, 2001. Such performance-based warrant charges were recorded in the period that certain warrants were actually earned by Merrill Lynch. The Merrill Lynch amendment in June 2002 eliminated the Company's obligation to issue performance-based warrants. As a result, the Company will no longer recognize future warrant charges against revenue.


Cost of Revenues

Cost of revenues consist primarily of fees payable to distributors of Multex Net and Multex On-Demand, royalties payable to the authors of investment research and content offered through Multex On-Demand, and the Multex Investor web site, internal and external development costs incurred for Multex Express customers, research department costs related to the collection and processing of financial data and earnings estimates, and data communications costs.

Cost of revenues decreased 7% to $5.9 million for the quarter ended September 30, 2002 from $6.4 million for the quarter ended September 30, 2001. As a percentage of gross revenues, cost of revenues decreased to 25.5% for the quarter ended September 30, 2002 from 29.9% for the quarter ended September 30, 2001. The decrease in cost of revenues was primarily due to a decrease in data communication and data feed costs , offset in part by an increase in royalty expenses resulting from an increase in Multex On-Demand revenues.

Operating Expenses

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions, advertising, public relations, tradeshow expenses and costs of marketing materials. Sales and marketing expenses decreased 4% to $5.8 million for the quarter ended September 30, 2002 from $6.0 million for the quarter ended September 30, 2001. As a percentage of gross revenues, sales and marketing expenses decreased to 24.9% for the quarter ended September 30, 2002 from 28.2% for the quarter ended September 30, 2001. The decrease in sales and marketing expenses was primarily due to lower advertising and marketing expenditures and a decrease in compensation expenses.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and benefits. Research and development expenses increased 5% to $1.7 million for the quarter ended September 30, 2002 from $1.6 million for the quarter ended September 30, 2001. As a percentage of gross revenues, research and development expenses decreased to 7.2% for the quarter ended September 30, 2002 from 7.5% for the quarter ended September 30, 2001.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and benefits, fees for professional services and consultants, facility expenses, overhead, and office supplies and expenses. General and administrative expenses decreased 6% to $6.8 million for the quarter ended September 30, 2002 from $7.3 million for the quarter ended September 30, 2001. As a percentage of gross revenues, general and administrative expenses decreased to 29.4% for the quarter ended September 30, 2002 from 34.3% for the quarter ended September 30, 2001. The decrease in general and administrative expenses was primarily due to a decrease in compensation costs, professional fees and office expenses.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses consist primarily of depreciation related to fixed assets, computer equipment and software, and leasehold improvements, and amortization related to identifiable intangible assets and the cost of warrants issued to Merrill Lynch & Co., Inc. Depreciation and amortization for the quarter ended September 30, 2002 increased 3% to $4.8 million, compared to $4.7 million for the quarter ended September 30, 2001. As a percentage of gross revenues, depreciation and amortization expenses decreased to 20.6% for the quarter ended September 30, 2002 from 21.9% for the quarter ended September 30, 2001. The increase in aggregate dollars, reflects higher depreciation and amortization expenses associated with increased fixed assets and leasehold improvement balances in 2002 compared to 2001, partially offset by lower amortization expenses as a result of the application of non-amortization provisions under FAS 142 effective January 1, 2002.

RESTRUCTURING CHARGE. In the third quarter ended September 30, 2001, the Company recorded a restructuring charge of $1.7 million. This charge consisted of severance payments, the cancellation of marketing contracts associated with a discontinued business, and the termination of one of the Company's operating leases. There was no comparable charge in the quarter ended September 30, 2002.

Loss from Operations

Loss from operations totaled $1.8 million for the quarter ended September 30, 2002 compared to $7.2 million for the quarter ended September 30, 2001. The decline in loss from operations reflects an increase in gross profit, a reduction in operating costs, and a nonrecurring restructuring charge of $1.7 million recorded in September 2001.

Interest Income (Expense)

Net interest income decreased 34% to $269,000 for the quarter ended September 30, 2002 from $409,000 for the quarter ended September 30, 2001. The decrease in net interest income is primarily attributable to a decline in interest rates.

Equity in Loss from Unconsolidated Business

Equity in loss of unconsolidated business reflects a $131,000 loss the Company recognized from its equity investment in TheMarkets.com LLC, compared to $781,000 loss it recognized in the quarter ended September 30, 2001.

Other

Other expense of $79,000 for the quarter ended September 30, 2002 primarily relates to a loss on sale of furniture and fixtures.

Income Taxes

Income tax expense totaled $90,000 for the third quarter ended September 30, 2002 compared to income taxes of $75,000 for the quarter ended September 30, 2001.

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

Net loss

The Company recorded a net loss of $1.8 million, or a net loss per share of $0.06, for the third quarter ended September 30, 2002 compared to a net loss of $7.7 million, or a net loss per share of $0.24, for the quarter ended September 30, 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

Revenues

Multex's revenues consist of subscription fees for Multex Net, sales of investment research on a pay-per-view basis through Multex On-Demand, subscriptions, development, hosting and license fees for Multex Express, license and redistribution fees for the Multex Fundamentals database, and sales of sponsorships, advertising and investment research through the Multex Investor Web site. We also provide professional services to select Multex Express clients, including software development, customization and integration services.

Gross revenues decreased 8% to $68.6 million for the nine months ended September 30, 2002 from $74.3 million for the nine months ended September 30, 2001. Gross revenues for the nine months reflect lower sales in all of the Company's product lines except for Multex Net. For the nine months ended September 30, 2002, all of the Company's product lines were affected by the continued weakness in the global financial markets.

Multex Express revenues decreased 4% to $27.1 million for the nine months ended September 30, 2002 from $28.2 million for the nine months ended September 30, 2001. The decrease in revenue is primarily a result of reduced technology spending by many of the Company's customers.

Multex Net revenues increased 6% to $20.5 million for the nine months ended September 30, 2002 from $19.4 million for the nine months ended September 30, 2001. The increase in Multex Net sales was primarily attributable to an increase in Multex Net subscription revenue, continued acceptance of new enhancements added to the Multex Net product lines such as NetScreen Pro, Earnings Estimates and Street Events, and the introduction of MultexIR in October 2001. Partially offsetting the increase was a decline in Multex On-Demand report sales reflecting a decline in investment banking activity.

Multex Investor revenues decreased 30% to $7.1 million for the nine months ended September 30, 2002 from $10.1 million for the nine months ended September 30, 2001. The decrease is primarily due to a decline in advertising and sponsorship revenues, offset in part by an increase in pay-per-view revenues.

Multex Fundamentals revenues decreased 17% to $13.9 million for the nine months ended September 30, 2002 from $16.7 million for the nine months ended September 30, 2001. Multex Fundamentals revenues were negatively impacted by a decline in the number of re-distributors carrying the Multex Fundamentals database.

For the nine months ended September 30, 2002, the Company did not record any performance-based warrant charges, compared to $1.9 million for the nine months ended September 30, 2001.


Cost of Revenues

Cost of revenues consist primarily of fees payable to distributors of Multex Net and Multex On-Demand, royalties payable to the authors of investment research and content offered through various Multex web sites, internal and external development costs incurred for Multex Express customers, research department costs related to the collection and processing of financial data and global earnings estimates, and data communications costs.

Cost of revenues decreased 8% to $17.7 million for the nine months ended September 30, 2002 from $19.3 million for the nine months ended September 30, 2001. As a percentage of gross revenues, cost of revenues decreased to 25.8% for the nine months ended September 30, 2002 from 25.9% for the nine months ended September 30, 2001. The decrease in cost of revenues was primarily due to a decrease in external development costs incurred for Multex Express customers, a decrease in data communication costs, and a decrease in royalty and distribution fees resulting from a decrease in Multex On-Demand revenues. These decreases were offset in part by an increase in data collection costs .

Operating Expenses

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions, advertising, public relations, tradeshow expenses and costs of marketing materials. Sales and marketing expenses decreased 18% to $16.8 million for the nine months ended September 30, 2002 from $20.5 million for the nine months ended September 30, 2001. As a percentage of gross revenues, sales and marketing expenses decreased to 24.5% for the nine months ended September 30, 2002 from 27.5% for the nine months ended September 30, 2001. The decrease in sales and marketing expenses was primarily due to lower advertising and marketing expenses, a decrease in compensation costs and a decrease in travel and entertainment costs.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and benefits. Research and development expenses decreased 24% to $4.7 million for the nine months ended September 30, 2002 from $6.2 million for the nine months ended September 30, 2001. As a percentage of gross revenues, research and development expenses decreased to 6.9% for the nine months ended September 30, 2002 from 8.3% for the nine months ended September 30, 2001. The decrease in research and development expenses was primarily attributable to a decrease in compensation costs as a result of a decrease in the number of developers on staff.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and benefits, fees for professional services and consultants, facility expenses, overhead, and office supplies and expenses. General and administrative expenses decreased 13% to $21.2 million for the nine months ended September 30, 2002 from $24.3 million for the nine months ended September 30, 2001. As a percentage of gross revenues, general and administrative expenses decreased to 30.9% for the nine months ended September 30, 2002 from 32.6% for the nine months ended September 30, 2001. The decrease in general and administrative expenses reflects lower compensation costs, professional fees, office expenses, and bad debt expenses.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses consist primarily of depreciation related to fixed assets, computer equipment and software, and leasehold improvements, and amortization related to identifiable intangible assets and the cost of warrants issued to Merrill Lynch & Co., Inc. Depreciation and amortization for the nine months ended September 30, 2002 increased 6% to $14.1 million, compared to $13.3 million for the nine months ended September 30, 2001. As a percentage of gross revenues, depreciation and amortization expenses increased to 20.6% for the nine months ended September 30, 2002 from 17.9% for the nine months ended September 30, 2001. The increase reflects higher depreciation and amortization expenses associated with increased fixed assets and leasehold improvement balances in 2002 compared to 2001, partially offset by lower amortization expenses as a result of the application of non-amortization provisions under FAS 142 effective January 1, 2002.

IMPAIRMENT AND RESTRUCTURING CHARGES. For the nine months ended September 30, 2001, the Company recorded an impairment charge of $25.7 million reflecting the decision to exit the Sage business and the Buzz product line and also recorded a restructuring charge of $1.7 million related to severance payments to approximately 100 terminated employees, the cancellation of all marketing contracts associated with the Sage Online business, and the termination of one of the Company's operating leases on office space in New York City. There were no comparable charges for the nine months ended September 30, 2002.

Loss from Operations

Loss from operations totaled $6.0 million for the nine months ended September 30, 2002 compared to $38.4 million for the nine months ended September 30, 2001. The decline in loss from operations primarily reflects a nonrecurring restructuring and impairment charge recorded in 2001, and a reduction in operating expenses, offset in part by a decrease in gross profit.

Interest Income (Expense)

Net interest income decreased 49.2% to $ 746,000 for the nine months ended September 30, 2002 from $1.5 million for the nine months ended September 30, 2001. The decrease in net interest income is primarily attributable to a decline in interest rates.

Equity in Loss from Unconsolidated Business

For the nine months ended September 30, 2002, equity in loss of unconsolidated business from the equity investment in TheMarkets.com totaled $503,000 compared to a loss of $781,000 for the nine months ended September 30, 2001.

Other

Other income of $125,000 for the nine months ended September 30, 2002 includes proceeds from an insurance settlement, offset in part by a loss on sale of equipment. Other expense of $199,000 for the nine months ended September 30, 2001 includes a $173,000 loss the Company recognized on the disposition of an equity investment.

Income Taxes

Income tax expense totaled $270,000 for the nine months ended September 30, 2002 compared to income taxes of $455,000 for the nine months ended September 30, 2001.

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

Net loss

The Company recorded a net loss of $5.9 million, or a net loss per share of $0.18, for the nine months ended September 30, 2002 compared to a net loss of $38.4 million, or a net loss per share of $1.20, for the nine months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, cash, cash equivalents and marketable securities balance was $46.8 million compared to $41.8 million at December 31, 2001.

Net cash provided by operating activities was $10.3 million for the nine months ended September 30, 2002. This amount primarily consisted of the Company's net loss of $5.9 million, reduced by noncash expenses of $17.0 million primarily relating to depreciation and amortization, increases in deferred revenues and accrued expenses of $2.1 million and a decrease in accounts receivable of $0.1 million, offset in part by an increase in other current assets and other assets of $2.0 million, decreases in accounts payable of $0.6 million, and noncash revenue of $0.4 million.

Net cash used by investing activities was $ 11.4 million for the nine months ended September 30, 2002. This amount includes purchases of marketable securities of $6.2 million, purchases of property and equipment of $5.5 million reduced by proceeds from sale of equipment of $ 0.3 million.

Net cash provided by financing activities was $0.4 million for the nine months ended September 30, 2002. This amount was from net proceeds from issuance of the Company's stock. Our principal commitments consist of obligations outstanding under lease agreements for offices. Future calendar year payments for these leases are as follows: $5.2 million (2003), $5.3 million (2004), $5.2 million
(2005), $3.7 million (2006), $3.3 million (2007), and $8.7 million in aggregate, thereafter. Future payments for the period October 2002 through December 2002 are approximately $1.2 million. In addition, under certain circumstances we may be required to provide additional funding for an investment that we account for under the equity method.

We believe that our existing cash, cash equivalents and marketable securities balances will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

CRITICAL ACCOUNTING POLICIES

We consider accounting policies related to impairment of goodwill and intangible assets and allowances for doubtful accounts to be critical due to the estimation process involved.

At September 30, 2002, goodwill and intangible assets totaled $21.3 million. With regard to these assets, events that would cause us to conduct an impairment assessment include significant losses of customers, operating results of acquired businesses that continually failed to meet management's performance expectations, and diminished utility of acquired technology. In assessing the fair market value of goodwill and intangibles, we must make assumptions regarding estimated future cash flows. If, after conducting such assessment, indications of impairment are present in long-lived assets, the estimated future undiscounted cash flows associated with the corresponding assets would be compared to its carrying amounts to determine if a change in useful life or a write-down to fair value is necessary. If these estimates or related assumptions change, we may be required to record impairment charges for these assets.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.



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

THE MARKETS FOR OUR PRODUCTS AND SERVICES CHANGE RAPIDLY

The market for the distribution of investment research and other information over the Internet changes rapidly, and demand and market acceptance for these services continues to be subject to a high level of uncertainty. The market relating to retail investing has deteriorated considerably over the past 24 months, and all of our markets continue to face considerable uncertainty. It is difficult to predict with any assurance the growth rate, if any, and the ultimate size, of our markets. We cannot assure you that the markets for our services will recover, will continue to develop, or that our services will ever achieve broad market acceptance. If our customers are not able to recover from the effects of the continued downturn in the global economy; if the market for our services weakens further, develops more slowly than expected once recovery begins, or becomes saturated with competitors; if our services do not achieve broad market acceptance; or if pricing becomes subject to further competitive pressures, our business, results of operations and financial condition would be materially and adversely affected.

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

OUR EXECUTIVE OFFICERS, DIRECTORS AND 5% OR GREATER STOCKHOLDERS SIGNIFICANTLY INFLUENCE ALL MATTERS REQUIRING A STOCKHOLDER VOTE

Our executive officers, directors and existing stockholders who each own greater than 5% of the outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 55% of our outstanding common stock. As a result, our executive officers, directors and 5% or greater stockholders will be able to significantly influence the outcome of all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control.

DISTRIBUTION AND OTHER FEES TO RESEARCH PROVIDERS AND STRATEGIC PARTNERS INCREASE MULTEX'S COSTS

Royalties and distribution fees payable to our information providers and strategic partners to obtain distribution rights to research reports included in Multex On-Demand constitute a significant portion of our cost of revenues. We face from time to time considerable competitive pressure to increase these royalties. If we are required to further increase the royalties or fees payable to these information providers or strategic partners, these increased payments could have additional material and adverse effects on our business, results of operations and financial condition.

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

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

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



                                             MULTEX.COM, INC.
                                             (Registrant)


Date:  November  14, 2002                           /s/ Isaak Karaev
                                             ----------------------------------
                                             Name:  Isaak Karaev
                                             Title: Chief Executive Officer


Date:  November 14, 2002                           /s/ Jeffrey S. Geisenheimer
                                             ----------------------------------
                                             Name: Jeffrey S. Geisenheimer
                                             Title: Chief Financial Officer

CERTIFICATION


I, Isaak Karaev, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Multex.com, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November  14, 2002                   /s/ Isaak Karaev
                                    --------------------------------------------
                                    Isaak Karaev
                                    Chief Executive Officer

CERTIFICATION


I, Jeffrey S. Geisenheimer, certify that:

2.       I have reviewed this quarterly report on Form 10-Q of Multex.com, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November  14, 2002                          /s/ Jeffrey S. Geisenheimer
                                            -----------------------------------
                                            Jeffrey S. Geisenheimer
                                            Chief Financial Officer